Form 10QSB
period 2007-02-28
AZTEK VENTURES INC.
filed 2007-04-16
CIK 1354591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended February 28, 2007

[ ]	Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period __________ to __________

COMMISSION FILE NUMBER 000-52445

AZTEK VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	33-1133537
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

435 Martin Street, Suite 3080
Blaine, WA 98273
(Address of principal executive offices)

(360) 332-3170
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 11, 2007, the Issuer had 7,640,625 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended February 28, 2007 are not necessarily indicative of the results that can be expected for the year ending August 31, 2007.

As used in this Quarterly Report, the terms "we", "us", "our", “Aztek” and “the Company” mean Aztek Ventures Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AZTEK VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

AZTEK VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	February 28	August 31
	2007	2006

ASSETS

Current
Cash	$3,387	$23,047
Accounts receivable	-	4,551
Prepaid expenses	715	715
	$4,102	$28,313

LIABILITIES

Current
Accounts payable and accrued liabilities	$32,806	$28,625
Due to shareholder	1,805	1,805
	34,611	30,430

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common voting shares with a par value of $0.001
per share
100,000,000 preferred shares with a par value of $0.001 per
share

Issued and outstanding:
7,640,625 common shares at August 31, 2006
7,640,625 common shares at February 28, 2007	7,641	7,641

Additional Paid-In Capital	68,672	68,672

Deficit Accumulated During The Exploration Stage	(106,822)	(78,430)
	(30,509)	(2,117)

	$4,102	$28,313

The accompanying notes are an integral part of these consolidated financial statements.

AZTEK VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD
					FROM
					APRIL 5, 2002
	THREE MONTHS ENDED		SIX MONTHS ENDED		(INCEPTION) TO
	FEBRUARY 28		FEBRUARY 28		FEBRUARY 28,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Exploration and development	858	4,500	858	4,500	12,858
Foreign exchange (gain)	95	(479)	506	(1,596)	(2,701)
Geological consulting	-	1,500	-	1,500	1,500
Office	559	85	1,349	536	6,054
Mineral property acquisition cost	-	575	-	575	3,844
Professional fees	17,810	6,328	24,269	7,201	80,697
Rent	705	675	1,410	1,350	4,570

Net Loss For The Period	20,027	$13,184	$28,392	$14,066	$106,822

Basic And Diluted Loss Per
Common Share	(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of
Common Shares Outstanding	7,640,625	7,640,625	7,640,625	7,640,625

The accompanying notes are an integral part of these consolidated financial statements.

AZTEK VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			APRIL 5,
			2002
	SIX MONTHS ENDED		(INCEPTION) TO
	FEBRUARY 28		FEBRUARY 28,
	2007	2006	2007

Cash provided by (used in):
Cash Flows From Operating Activities

Net loss for the period	$(28,392)	$(14,066)	$(106,822)

Changes in non-cash operating working capital
Items
Accounts receivable	4,551	-	-
Prepaid expenses	-	-	(715)
Accounts payable and accrued liabilities	4,181	(2,238)	32,806
Due to shareholder	-	-	1,805
	(19,660)	(11,828)	(72,926)

Cash Flows From Financing Activity
Shares issued for cash	-	166	76,313

Increase (decrease) In Cash	(19,660)	(11,662)	3,387

Cash, Beginning Of Period	23,047	70,791	-

Cash, End Of Period	$3,387	$59,129	$3,387

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements

AZTEK VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	NATURE AND CONTINUANCE OF OPERATIONS

Aztek Ventures Inc. (“the Company”) was incorporated in the State of Nevada on April 5, 2002. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired a mineral property located in the Alberni Mining Division, British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resources properties. The Company has not commenced business operations.

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $106,822 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustment, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods then ended. These second quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the period ended August 31, 2006. The Company assumes that the users of these interim financial information herein have read, or have had access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal period ended August 31, 2006, have been omitted. The results of the operations for the six-month period ended February 28, 2007 are not necessarily indicative of results for the entire year ended August 31, 2007.

AZTEK VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Organization and Start-up Costs

Costs of start up activities, including organizational costs, are expensed as incurred.

Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tezak Mining Corp. which was incorporated in British Columbia, Canada on September 19, 2002.

Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition costs are expensed as incurred. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, which indicate the carrying amount of an asset may not be recoverable.

Mining Properties

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated

AZTEK VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

Mining Properties (Cont’d.)

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and its reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

AZTEK VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

The carrying value of cash, accounts receivable, due to shareholder and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 – “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Basic and Diluted Net Loss per Share

The Company reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. At February 28, 2007, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

AZTEK VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At February 28, 2007 the Company had no cash equivalents.

Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143’), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAP 104”), “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets. The Company tests the recoverability of the assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

AZTEK VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties in British Columbia, Canada. Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration stage.

Regulatory Matters

The Company and its mineral property interest is subject to a variety of federal and provincial regulations governing land use, health, safety and environmental matters. The Company’s management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company.

4.	MINERAL PROPERTIES

Pursuant to a mineral property agreement dated September 19, 2002, the Company purchased a 100% undivided right, title and interest in a mineral claim in an area known as the Ideal Property in the Alberni Mining Division of British Columbia, Canada for a cash payment of $3,269. This claim covers an area of 168.592 hectares and expired on September 5, 2005. This claim was re-staked and reacquired pursuant to a bill of sale dated December 10, 2005 for a cash payment of $575 and expires on December 8, 2006 and has been subsequently renewed to December 8, 2007. As at February 28, 2007 exploration and development costs of $12,000 have been incurred.

5.	SHARE CAPITAL

On August 21, 2002, the Company issued 5,500,000 common shares at $0.001 for total cash proceeds of $5,500 to the president and director of the Company.

On August 31, 2005, the Company issued 2,140,625 common shares at $0.033 for total proceeds of $70,813.

As at February 28, 2007, there were no outstanding stock options or warrants.

6.	CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed. Rental of premises is pursuant to a lease for one year commencing August 1, 2005 at a rate of $225 per month. This lease was extended for one year commencing August 1, 2006 at a rate of $235 per month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Registration Statement on Form SB-2 and our Current Reports on Form 8-K.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in a mineral property located in the Province of British Columbia, Canada, that we call the “Ideal Property.” The Ideal Property consists of an area of approximately 169 hectares located in on Vancouver Island, approximately 13 miles west of the City of Port Alberni. Title to the Ideal Property is currently held by our wholly owned subsidiary, Tekaz Mining Corp. (“Tekaz”). Our plan of operation is to conduct mineral exploration activities on the Ideal Property in order to assess whether it possess deposits of gold, silver or copper capable of commercial extraction.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Ideal Property in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of copper, silver and gold. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the Ideal Property.

We intend to proceed with a three phase continuing exploration program on the Ideal Property recommended by our geological consultant. The three phase program consists of the following:

Phase	Exploration Program	Cost	Status
Phase I	Trenching and sampling over anomalous zones.	$4,500	Completed.
Phase II	Sampling and geological mapping of veins appearing within anomalous zones.	$7,500	Completed.
Phase III	Diamond drill testing of prime targets identified in Phases I and II.	$38,000	Expected to commence in 2007.
	Total Estimated Cost	$50,000

Work on Phase I and Phase II of our exploration program has been completed. In his report on Phase II, our consulting geologist recommended that we proceed with Phase III of our exploration program. However, we do not currently have sufficient funds to pay for the anticipated costs of Phase III. As such, we will need additional financing in the near future in order to continue with our exploration program for the Ideal Property. We currently do not have any arrangements for additional financing.

We anticipate that we will incur the following expenses over the next twelve months:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$12,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$38,000
TOTAL	$53,000

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended		Percentage	Six Months Ended		Percentage
	February 28		Increase /	February 28		Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	$20,027	$13,184	51.9%	$28,392	$14,066	101.8%
Net Income (Loss)	$(20,027)	$(13,184)	51.9%	$(28,392)	$(14,066)	101.8%

Revenue

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Operating Expenses

Our operating expenses for the interim periods ended February 28, 2007 and 2006 consisted of the following:

	Second Quarter Ended		Percentage		Six Months Ended		Percentage
	February 28		Increase /		February 28		Increase /
	2007	2006	(Decrease)		2007	2006	(Decrease)
Exploration and	$858	$4,500	(80.9%	)	$858	$4,500	(80.9%	)
Development
Foreign Exchange	95	(479)	119.8%		506	(1,596)	131.7%
(Gain)
Geological Consulting	-	1,500	(100%	)	-	1,500	(100%	)

	Second Quarter Ended		Percentage		Six Months Ended		Percentage
	February 28		Increase /		February 28		Increase /
	2007	2006	(Decrease)		2007	2006	(Decrease)
Office	559	85	557.6%		1,349	536	151.7%
Mineral Property	-	575	(100%	)	-	575	(100%	)
Acquisition Costs
Professional Fees	17,810	6,328	181.4%		24,269	7,201	237.0%
Rent	705	675	4.4%		1,410	1,350	4.4%
Total Operating	$20,027	$13,184	51.9%		$28,392	$14,066	101.8%
Expenses

Amounts spent on exploration and development during the interim period ended February 28, 2007 were minimal as we did not have sufficient funding to proceed with our exploration program. Professional fees during the period ended February 28, 2007 relate primarily to accounting and legal expenses incurred in connection with filing a Registration Statement on Form SB-2 with the SEC. We anticipate our operating expenses will increase as we undertake our exploration program for the Ideal Property. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At February 28, 2007	At August 31, 2006	Increase / (Decrease)
Current Assets	$4,102	$28,313	(85.5% )
Current Liabilities	(34,611)	(30,430)	13.7%
Working Capital	$(30,509)	$(2,117)	1341.1%

Cash Flows
		Six Months Ended	Six Months Ended
		February 28, 2007	February 28, 2006
Cash Flows Used In Operating Activities		$(19,660)	$(11,828)
Cash Flows From Financing Activities		-	166
Net Increase (Decrease) In Cash During Period		$(19,660)	$(11,662)

The increase in our working capital deficit at February 28, 2007 from August 31, 2006, and the increase in our cash used during the six month period ended February 28, 2007, from the comparable period ended February 28, 2006 are primarily attributable to: (i) the additional expenses associated with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto; (ii) the commencement of our exploration program for our Ideal Property; and (iii) from the fact that we had no revenue or sources of financing during the six month period ended February 28, 2007.

As of February 28, 2007, our cash on hand was $3,387. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended August 31, 2006, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

We currently do not have sufficient capital resources to meet the expected costs of Phase III of our exploration program. As such, we will require additional financing in order to proceed with our exploration program. We do not currently have any arrangements in place for additional financing.

We anticipate relying on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing for to fund our planned business activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 28, 2007 and for all periods presented in the attached financial statements, have been included. Interim results for the six month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended February 28, 2007.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition costs are expensed as incurred. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, which indicate the carrying amount of an asset may not be recoverable.

Mining Properties

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

We recently completed Phase II of our exploration program and our consulting geologist has recommended that we proceed to Phase III of our exploration program. Phase III of our exploration program is expected to cost approximately $38,000. As of February 28, 2007, the date of our most recently available financial statements, we had cash on hand in the amount of $3,387 and a working capital deficit of $30,509. We have not earned any income since our inception and do not anticipate earning income in the foreseeable future. As we do not currently have sufficient working capital to fund the anticipated costs of Phase III of our exploration program, we will need to obtain additional financing in order to complete our plan of operation for the next twelve months.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $106,822 for the period from our inception on April 5, 2002 to February 28, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford Sadovnick, PLLC, Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Aztek is suitable.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The Ideal Property does not contain a known body of commercial ore and, therefore, any program conducted on the Ideal Property would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the Ideal Property will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

We have no known mineral reserves and if we cannot find any, we will have to cease operations.

We have no mineral reserves. If we do not find a mineral reserve or if we cannot complete the exploration of the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and investors will lose their investment. Mineral exploration is highly speculative. It involves many risks and is often non-

productive. Even if we are able to find mineral reserves on our property our production capability is subject to further risks including:

  Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;
  Availability and costs of financing;
  Ongoing costs of production; and
  Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Ideal Property, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of finding reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

  Water discharge will have to meet drinking water standards;
  Dust generation will have to be minimal or otherwise re-mediated;
  Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
  An assessment of all material to be left on the surface will need to be environmentally benign;
  Ground water will have to be monitored for any potential contaminants;

  The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and
  There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Our annual cost of compliance with the British Columbia Mineral Tenure Act is currently approximately $581 per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

Because our sole executive officer and director does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

Curt White, our sole executive officer and director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our sole executive officer and director, Curt White, owns 71.98% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. White may be inconsistent with the interests of other stockholders.

Curt White, our sole executive officer and director, controls 71.98% of our issued and outstanding shares of common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. White is able to control who is elected to our Board of Directors and thus could act, or could have the power to act, as our management. Since Mr. White is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. White exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our Board of Directors. Also, due to his stock ownership position, Mr. White will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our articles of incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. White to their detriment, and (iii) control over transactions between him and Aztek.

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be diluted. The result of this could reduce the value of their stock.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We intend to apply for trading of our common stock on the OTC Bulletin Board. However, we can provide no assurance that our shares will be approved for trading on the OTC Bulletin Board or, if traded, that a public market will materialize. If our common stock is not traded on the OTC Bulletin Board or if a public market for our common stock does not develop, stockholders may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

The shares of our common stock constitute a penny stock under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We registered the resale of 2,140,625 shares of our common stock (the “Shares”) offered by our selling stockholders at a price of $0.05 per share pursuant to a Registration Statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our Registration Statement on Form SB-2 (File No. 333-133295), effective at 4:00 pm (Eastern Time) on February 2, 2007 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering. The Offering will terminate nine months after the Effective Date. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale.

We have applied to the OTC Bulletin Board for the trading of our common stock. If our common stock becomes so traded and a market for our common stock develops, of which there is no assurance, the actual price of the shares offered will be determined by prevailing market prices at the time of sale or by private transactions negotiated by the selling stockholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Amendment to Articles of Incorporation. (1)
3.3	Bylaws, as amended. (1)
4.1	Form of Share Certificate. (1)
10.1	Purchase Agreement dated September 19, 2002 between Patricia L. Shore and Tekaz Mining Corp. (1)
21.1	List of Subsidiaries. (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 13, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZTEK VENTURES INC.

Date: April 13, 2007	By:	/s/ Curt White
CURT WHITE
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)