Form 10QSB
period 2007-05-31
AZTEK VENTURES INC.
filed 2007-07-16
CIK 1354591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period ________ to ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 12, 2007, the Issuer had 19,101,563 Shares of Common Stock
outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended May 31, 2007 are not necessarily indicative of the results that can be expected for the year ending August 31, 2007.

As used in this Quarterly Report, the terms "we", "us", "our", “Aztek” and “the Company” mean Aztek Ventures Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

AZTEK VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

AZTEK VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	May 31	August 31
	2007	2006

ASSETS

Current
Cash	$769	$23,047
Accounts receivable	-	4,551
Prepaid expenses	225	715
	$994	$28,313

LIABILITIES

Current
Accounts payable and accrued liabilities	$17,642	$28,625
Due to shareholder	11,010	1,805
	28,652	30,430

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
250,000,000 common voting shares with a par value of $0.001
per share (note 7c)
100,000,000 preferred shares with a par value of $0.001 per
share

Issued and outstanding:

19,101,563 common shares at July 6, 2007 (note 7c)	19,102	19,102

Additional Paid-In Capital	57,211	57,211

Deficit Accumulated During The Exploration Stage	(103,971)	(78,430)
	(27,658)	(2,117)

	$994	$28,313

The accompanying notes are an integral part of these consolidated financial statements.

AZTEK VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD
					FROM
					APRIL 5
					2002
	THREE MONTHS ENDED		NINE MONTHS ENDED		(INCEPTION)
					TO
	MAY 31		MAY 31		MAY 31
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Exploration and development	-	7,500	858	12,000	12,858
Foreign exchange (gain)	115	(1,502)	621	(3,098)	(2,586)
Geological consulting	-	-	-	1,500	1,500
Office	1,578	2,196	2,927	2,732	7,632
Mineral property acquisition cost	-	-	-	575	3,844
Professional fees	(5,249)	10,201	19,020	17,402	75,448
Rent	705	675	2,115	2,025	5,275

Net (Income) Loss For The Period	$(2,851)	$19,070	$25,541	$33,136	$103,971

Basic And Diluted Loss Per
Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of
Common Shares Outstanding	19,101,563	19,101,563	19,101,563	19,101,563

The accompanying notes are an integral part of these consolidated financial statements.

AZTEK VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			APRIL 5
			2002
	NINE MONTHS ENDED		(INCEPTION) TO
	MAY 31		MAY 31
	2007	2006	2007

Cash provided by (used in):
Cash Flows From Operating Activities

Net loss for the period	$(25,541)	$(33,136)	$(103,971)

Changes in non-cash operating working capital
Items
Accounts receivable	4,551	-	-
Prepaid expenses	490	(990)	(225)
Accounts payable and accrued liabilities	(10,983)	11,290	17,642
Due to shareholder	9,205	-	11,010
	(22,278)	(22,836)	(75,544)

Cash Flows From Financing Activity
Shares issued for cash	-	166	76,313

Increase (decrease) In Cash	(22,278)	(22,670)	769

Cash, Beginning Of Period	23,047	70,791	-

Cash, End Of Period	$769	$48,121	$769

Supplemental Disclosure Of Cash Flow
Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements

AZTEK VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
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

These consolidated financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $103,971 since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustment, which, in the opinion of management, are necessary to fairly present the Company’s financial position and the results of its operations for the periods then ended. These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the period ended August 31, 2006. The Company assumes that the users of these interim financial information herein have read, or have had access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s financial statements for the fiscal period ended August 31, 2006, have been omitted. The results of the operations for the nine-month period ended May 31, 2007 are not necessarily indicative of results for the entire year ended August 31, 2007.

AZTEK VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
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
MAY 31, 2007
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
MAY 31, 2007
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

Basic and Diluted Net Loss per Share

The Company reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. At May 31, 2007, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

AZTEK VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the consolidated balance sheets and statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At May 31, 2007 the Company had no cash equivalents.

Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143’), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

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
MAY 31, 2007
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

Pursuant to a mineral property agreement dated September 19, 2002, the Company purchased a 100% undivided right, title and interest in a mineral claim in an area known as the Ideal Property in the Alberni Mining Division of British Columbia, Canada for a cash payment of $3,269. This claim covers an area of 168.592 hectares and expired on September 5, 2005. This claim was re-staked and reacquired pursuant to a bill of sale dated December 10, 2005 for a cash payment of $575 and expires on December 8, 2006 and has been subsequently renewed to December 8, 2007. For the nine months ended May 31, 2007 exploration and development costs of $12,000 have been incurred.

5.	SHARE CAPITAL

On August 21, 2002, the Company issued 5,500,000 common shares at $0.001 for total cash proceeds of $5,500 to the president and director of the Company.

On August 31, 2005, the Company issued 2,140,625 common shares at $0.033 for total proceeds of $70,813.

As at May 31, 2007, there were no outstanding stock options or warrants.

6.	CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters, except as disclosed. Rental of premises is pursuant to a lease for one year commencing August 1, 2005 at a rate of $225 per month.This lease was extended for one year commencing August 1, 2006 at a rate of $235 per month.

AZTEK VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

7.	SUBSEQUENT EVENTS

a)

On June 25,2007 the Company entered into an agreement with Caelum Finance Ltd. of Vancouver, British Columbia, Canada to borrow $220,000 Canadian Dollars. This loan is subject to interest at 8% per annum and is repayable on or before December 25, 2007 and may be extended at the discretion of the lender.

b)

On June 25, 2007 the Company acquired a 100% undivided interest in a mineral property known as the Wollaston Lake Property located in the Hydichuk Lake Area in Saskatchewan, Canada for the sum of $200,000 Canadian Dollars.

c)

On June 20, 2007 the Company’s sole director approved a 2.5 to 1 forward split of the Company’s common stock. This stock split became effective on July 6, 2007 and is being completed without shareholder approval in accordance with Article 78.207 of the Nevada Revised Statutes. Upon completion of the stock split, the authorized number of shares of the Company’s Common stock increased to 250,000,000 shares. The change has been recorded retroactively on the balance sheet and the statement of operations.

d)

On July 3, 2007 the Company’s sole director approved a private placement offering of 500,000 shares of the Company’s common stock at a price of $0.40 per share. The offering is being made pursuant to the provisions of Regulation S promulgated under the Securities Act of 1033 and is being made solely to non US persons as defined in Regulation S.

The proceeds from this private placement are expected to be used by the Company to repay the loan per item a) under this note and as general working capital.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Registration Statement on Form SB-2, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in two mineral properties: one mineral property located in the Province of British Columbia, Canada, that we call the “Ideal Property,” and one property located in the Province of Saskatchewan, Canada, that we call the “Wollaston Lake Property.” The Ideal Property consists of an area of approximately 169 hectares (approximately 417 acres) located in on Vancouver Island, approximately 13 miles west of the City of Port Alberni. The Wollaston Lake Property consists of two prospecting permits covering 82,635 hectares (approximately 204,196 acres) located in northeastern Saskatchewan. Title to our mineral properties is currently held by our wholly owned subsidiary, Tekaz Mining Corp. (“Tekaz”). Our plan of operation is to conduct mineral exploration activities in order to assess whether our mineral properties possess mineral deposits capable of being commercially extracted.

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred subsequent to our fiscal quarter ended February 28, 2007:

(1)

Effective on June 27, 2007, our wholly owned subsidiary, Tekaz, purchased the Wollaston Lake Property from Yellowcake Resources Inc. (“Yellowcake”). In order to acquire the Wollaston Lake Property, Tekaz paid Yellowcake the sum of $200,000 CDN and granted to Yellowcake a net smelter return royalty (the “Royalty”). The Royalty granted to Yellowcake is equal to 3% of any net smelter returns received from the Wollaston Lake Property and will increase to 15% of net smelter returns if the price of uranium exceeds $100 CDN per pound.

(2)

On June 27, 2007, the Company received a loan of $220,000 CDN from Caelum Finance Ltd. (“Caelum”) pursuant to a loan agreement dated for reference as of June 25, 2007. The loan is due on or before December 25, 2007 and incurs interest at a rate of 8% per annum, payable upon maturity.

The funds obtained from this loan were used by the Company to fund its acquisition of the Wollaston Lake Property.

(3)

On July 3, 2007, our sole director approved a private placement offering of 500,000 shares of our common stock at a price of $0.40 per share. The offering is being made pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”) and is being made solely to not US persons as defined in Regulation S. As of the date of filing of this report, we have not completed the sale of any of the shares offered pursuant to this private placement and there are no assurances that we will be able to complete the sale of any of the shares offered.

The proceeds from this private placement are expected to be used by us to repay the $200,000 CDN loan obtained by us on June 27, 2007 for purposes of completing the acquisition of the Wollaston Lake Property located in Saskatchewan, Canada, to fund our exploration programs and as general working capital.

(4)

On July 6, 2007, we effected a 2.5-for-1 stock split of our common stock. As a result, our authorized capital was increased from 100,000,000 shares of common stock, par value of $0.001 per share, of which 7,640,625 shares were issued and outstanding, to 250,000,000 shares of common stock, par value of $0.001 per share, of which 19,101,563 shares were issued and outstanding. In connection with the stock split, our trading symbol on the OTC Bulletin Board was changed to “AZVN”. All share amounts referred to in this Quarterly Report on Form 10-QSB have been adjusted to reflect the split.

PLAN OF OPERATION

During the next twelve months, we intend to conduct mineral exploration activities on the Ideal Property and the Wollaston Lake Property in order to assess whether those properties contain mineral reserves capable of commercial extraction.

Our exploration program for the Ideal Property is designed to explore for commercially viable deposits of copper, silver and gold. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the Ideal Property. Our exploration program for the Ideal Property consists of the following three phases:

Phase	Exploration Program	Cost	Status
Phase I	Trenching and sampling over anomalous zones.	$4,500	Completed.
Phase II	Sampling and geological mapping of veins appearing within anomalous zones.	$7,500	Completed.
Phase III	Diamond drill testing of prime targets identified in Phases I and II.	$38,000	Expected to commence in 2007.
	Total Estimated Cost	$50,000

Work on Phase I and Phase II of our exploration program for the Ideal Property has been completed. In his report on Phase II, our consulting geologist recommended that we proceed with Phase III of our exploration program.

During the next 6 months, we intend to begin an exploration program on the Wollaston Lake Property that will include compiling and reviewing all historical data on the Wollaston Lake Property and conducting airborne electromagnetic and radiometric surveys of the area, together with possible ground follow up on selected targets of interest. This exploration program is expected to cost approximately $150,000 CDN (approximately $136,000 US). Once this initial stage of our exploration program for the Wollaston Lake Property is complete, we will make a determination on whether or not to proceed with additional exploration work based upon the recommendations made by our consulting geologists.

In addition to the above mineral exploration expenses, we expect to spend approximately $25,000 over the next twelve months on general office and administrative expenses and on legal and accounting fees associated with operating our business and in meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

We currently do not have sufficient financial resources to meet the anticipated costs of completing the next phases of our exploration program for the Ideal Property and the Wollaston Lake Property or the anticipated administrative costs of operating our business for the next twelve months. On July 3, 2007, we approved a private placement offering of 500,000 shares of our common stock at a price of $0.40 per share for total potential proceeds of $200,000. There are no assurances that we will complete the sale of any or all of the shares offered. Even if we are able to complete the sale of all of the shares being offered pursuant to the above private placement, we will likely need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended		Percentage	Nine Months Ended		Percentage
	May 31		Increase /	May 31		Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	2,851	(19,070)	(115.0)%	(25,541)	(33,136)	(22.9)%
Net Income (Loss)	$2,851	$(19,070)	(115.0)%	$(25,541)	$(33,136)	(22.9)%

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

Operating Expenses

Our operating expenses for the interim periods ended May 31, 2007 and 2006 consisted of the following:

	Third Quarter Ended		Percentage	Nine Months Ended		Percentage
	May 31		Increase /	May 31		Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Exploration and Development	$--	$7,500	(100)%	$858	$12,000	(92.9)%
Foreign Exchange (Gain)	115	(1,502)	107.7%	621	(3,098)	(120.0)%
Geological Consulting	--	--	n/a	--	1,500	(100)%
Office	1,578	2,196	(28.1)%	2,927	2,732	7.1%
Mineral Property Acquisition Costs	--	--	n/a	--	575	(100)%
Professional Fees	(5,249)	10,201	(151.5)%	19,020	17,402	9.3%
Rent	705	675	4.4%	2,115	2,025	4.4%
Total Operating Expenses	$(2,851)	$19,070	(115.0)%	$25,541	$33,136	(22.9)%

Amounts spent on exploration and development during the interim period ended May 31, 2007 were minimal as we did not have sufficient funding to proceed with our exploration program.

Professional fees during the nine-months ended May 31, 2007 relate primarily to accounting and legal expenses incurred in connection with filing a Registration Statement on Form SB-2 with the SEC, meeting our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”) and our acquisition of the Wollaston Lake Property. We recorded a gain on professional fees for the three months ended May 31, 2007 due to a reduction in a previously issued invoice.

We anticipate our operating expenses will increase as we undertake our exploration programs for the Ideal Property and the Wollaston Lake Property. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At May 31, 2007	At August 31, 2006	Increase / (Decrease)
Current Assets	$994	$28,313	(96.5)%
Current Liabilities	(28,652)	(30,430)	(5.8)%
Working Capital	$(27,658)	$(2,117)	1,206.5%

Cash Flows
	Nine Months Ended	Nine Months Ended
	May 31, 2007	May 31, 2006
Cash Flows Used In Operating Activities	$(22,278)	$(22,836)
Cash Flows From Financing Activities	--	166
Net Increase (Decrease) In Cash During Period	$(22,278)	$(22,670)

The increase in our working capital deficit at May 31, 2007 from August 31, 2006, and the increase in our cash used during the nine month period ended May 31, 2007, from the comparable period ended May 31, 2006 are primarily attributable to: (i) the additional expenses associated with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto; (ii) the commencement of our exploration program for our Ideal Property; and (iii) from the fact that we had no revenue or sources of financing during the nine month period ended May 31, 2007.

As of May 31, 2007, our cash on hand was $769. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended August 31, 2006, that there is substantial doubt that we will be able to continue as a going concern.

Future Financings

On July 3, 2007, our sole director approved a private placement offering of 500,000 shares of common stock at a price of $0.40 per share for total potential proceeds of $200,000. As of the date of filing this Quarterly Report, we had not yet completed the sale of any of the shares offered and there are no assurances that we will be able to do so in the future. Even if we complete the sale of all of the shares being offered, we will still need additional financing in the near future in order to complete our exploration programs and meet our current obligations as they come do. We do not currently have any other financing arrangements in place.

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

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United

States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31, 2007 and for all periods presented in the attached financial statements, have been included. Interim results for the nine month period ended May 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended May 31, 2007.

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

Acquisition, Exploration and Evaluation Expenditures

We are an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition costs are expensed as incurred. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves.

We regularly perform evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, which indicate the carrying amount of an asset may not be recoverable.

Mining Properties

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Our exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing,

generally becoming more restrictive. We have made, and expect to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

Completing the next phases of our exploration programs for the Ideal Property and the Wollaston Lake Property is expected to cost approximately $174,000, an amount which is greater than our current financial resources. In addition, as of May 31, 2007, we had a working capital deficit of $27,658. We have not earned any income since our inception and do not anticipate earning income in the foreseeable future. As we do not currently have sufficient working capital to fund the anticipated costs of our exploration programs and meet our current obligations, we will need to obtain additional financing in order to complete our plan of operation.

We have approved a private placement offering of 500,000 shares of our common stock at a price of $0.40 per share, for total potential proceeds of $200,000. However, we have not yet completed the sale of any of the shares being offered. Even if we are able to complete the sale of all of the shares being offered, of which there is no assurance, we will still require additional financing. We have not made any other financing arrangements and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $103,971 for the period from our inception on April 5, 2002 to May 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford Sadovnick, PLLC, Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Aztek is suitable.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Neither the Ideal Property nor the Wollaston Lake Property contains a known body of commercial ore and, therefore, any program conducted on our mineral properties will be exploratory. There is no certainty that any expenditures made on our exploration activities will result in discoveries of commercially recoverable quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

We have no known mineral reserves and if we cannot find any, we will have to cease operations.

We have no mineral reserves. If we do not find a mineral reserve or if we cannot complete the exploration of the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and investors will lose their investment. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability is subject to further risks including:

-

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

-	Availability and costs of financing;
-	Ongoing costs of production; and
-	Environmental compliance regulations and restraints.

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

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia and the Province of Saskatchewan as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

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

In order to maintain our rights to the Ideal Property and the Wollaston Lake Property with the Province of British Columbia and the Province of Saskatchewan, we will be required to spend an aggregate of approximately $95,000 during the next year on exploration activities or on maintenance payments in lieu of exploration activities. The year after that, minimum exploration expenditures will increase to an aggregate of approximately $300,000.

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

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Our sole director has approved a private placement offering of 500,000 shares of our common stock at a price of $0.40 per share for total potential proceeds of $200,000. The offering is expected to be completed in reliance upon the provisions of Regulation S promulgated under the Securities Act of 1933. As of the date of this Quarterly Report, we had not yet completed the sale of any of the shares offered and there are no assurances that we will complete the sale of any shares under this offering.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Amendment to Articles of Incorporation.(1)

3.3	Certificate of Change – 2.5-for-1 Stock Split.

3.4	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated September 19, 2002 between Patricia L. Shore and Tekaz Mining Corp.(1)

10.2	Purchase Agreement dated June 25, 2007 between Yellowcake Resources Inc. and Tekaz Mining Corp.(2)

10.3	Loan Agreement dated June 25, 2007 between Aztek Ventures Inc. and Caelum Finance Ltd.(2)

21.1	List of Subsidiaries.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 13, 2006.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed July 3, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZTEK VENTURES INC.

Date:	July 16, 2007	By:	/s/ Curt White
CURT WHITE
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)