Form 10KSB
period 2007-08-31
GENESIS URANIUM CORP.
filed 2007-12-14
CIK 1354591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-52445

GENESIS URANIUM CORP.
(Name of small business issuer in its charter)

NEVADA	33-1133537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Martin Street, Suite 3080
Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)

(360) 332-3170
Issuer's telephone number

(formerly Aztek Ventures Inc.)
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer’s revenues for its most recent fiscal year: NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $97,625, based on a price of $0.016 per share post-split, being the last price at which shares of common stock were sold by the issuer.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 13, 2007, the Issuer had 19,101,563 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements”. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” the “Company,” and “Genesis” mean Genesis Uranium Corp. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.	DESCRIPTION OF BUSINESS.

OVERVIEW

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in two mineral properties: one property located in the Province of Saskatchewan, Canada, that we call the “Wollaston Lake Property,” and one mineral property located in the Province of British Columbia, Canada, that we call the “Ideal Property.” The Wollaston Lake Property consists of two prospecting permits covering 80,587 hectares (approximately 199,134 acres) located in northeastern Saskatchewan. The Ideal Property consists of an area of approximately 169 hectares (approximately 417 acres) located in on Vancouver Island, approximately 13 miles west of the City of Port Alberni. Title to our mineral properties is currently held by our wholly owned subsidiary, Tekaz Mining Corp. (“Tekaz”).

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred subsequent to our fiscal quarter ended May 31, 2007:

1.

Effective on June 27, 2007, our wholly owned subsidiary, Tekaz, entered into a purchase agreement with Yellowcake Resources Inc. (“Yellowcake”), whereby Tekaz purchased the Wollaston Lake Property from Yellowcake. In order to acquire the Wollaston Lake Property, Tekaz paid Yellowcake the sum of $200,000 CDN and granted to Yellowcake a royalty of 3% of any net smelter returns received from the Wollaston Lake Property (the “Royalty”). Under the terms of the purchase agreement, the Royalty will increase to 15% of net smelter returns if the price of uranium exceeds $100 CDN per pound.

2.

Also on June 27, 2007, we received a loan of $220,000 CDN from Caelum Finance Ltd. (“Caelum”) pursuant to a loan agreement dated for reference as of June 25, 2007. The loan is due on or before December 25, 2007 and incurs interest at a rate of 8% per annum, payable upon maturity. The funds obtained from this loan were used to fund our acquisition of the Wollaston Lake Property.

3.

On July 3, 2007, our Board of Directors approved a private placement offering of 500,000 shares of our common stock at a price of $0.40 per share (the “Offering”). On November 22, 2007, our Board of Directors amended the terms of the Offering by increasing the number of shares to be offered under the Offering from 500,000 to 1,250,000 shares of common stock post-split at a price of $0.40 per share. The Offering is being made to non-U.S. Persons as contemplated under Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”). As of the date of this Annual Report, we have not completed the sale of any of the shares offered pursuant to this private placement and there are no assurances that we will be able to complete the sale of any of the shares offered. The proceeds from this private placement are expected to be used to pay the remaining balance owed under our mineral exploration contract with Terraquest Ltd., to fund our exploration program of the Wollaston Lake Property and as general working capital.

4.

On July 6, 2007, we effected a 2.5-for-1 stock split of our common stock. As a result, our authorized capital was increased from 100,000,000 shares of common stock, par value of $0.001 per share, of which 7,640,625 shares were issued and outstanding, to 250,000,000 shares of common stock, par value of $0.001 per share, of which 19,101,563 shares were issued and outstanding. In connection with the stock split, our trading symbol on the OTC Bulletin Board was changed to “AZVN”. All share amounts referred to in this Annual Report have been adjusted to reflect the split.

5.

On September 17, 2007, our Board of Directors appointed David R. Deering as our Vice President of Exploration and as a member of our Board of Directors. We also entered into a management consulting agreement with David R. Deering. Under the terms of the agreement, Mr. Deering is to be paid consulting fees of $6,000 per month, in consideration of Mr. Deering agreeing to act as our Vice President of Exploration. The term of the agreement is for a period of two years expiring at the close of business on September 16, 2009, unless otherwise terminated pursuant to the terms of the agreement or extended by the Board.

6.

On October 9, 2007, we engaged Malone & Bailey, P.C., Certified Public Accountants (“Malone & Bailey”), as our principal independent accountants. On the same date, we advised Telford Sadovnick, P.L.L.C., Certified Public Accountants (“Telford Sadovnick”), that it was dismissed as our independent accountants. Our Board of Directors approved the engagement of Malone & Bailey and the dismissal of Telford Sadovnick by written resolution.

7.

Effective November 13, 2007, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” (the “Name Change”). The Name Change was approved by our majority stockholder by written consent in lieu of a special meeting of the stockholders of the Company. In connection with the Name Change, our trading symbol on the OTC Bulletin Board was changed to “GEUR” effective November 16, 2007.

8.

On November 30, 2007, Curt White, the majority stockholder, our former Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a former member of our Board of Directors, entered into a Stock Transfer Agreement with Randy White (the “Stock Transfer Agreement”). Under the terms of the Stock Transfer Agreement, Mr. Curt White agreed to sell 13,000,000 shares of the Company’s common stock to Mr. Randy White, in consideration of Mr. Randy White agreed to pay $5,200, being $0.0004 per share, to Mr. Curt White (the “Share Transfer”).

9.

On December 13, 2007, upon the closing of the Share Transfer, our Board of Directors, consisting of Curt White and David R. Deering, were replaced by Randy White. In addition, Mr. Randy White replaced Mr. Curt White as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. Mr. Deering continues to act as our Vice-President, Exploration.

Compliance with Government Regulations

Under Canadian provincial mining laws there are several regulations in place that restrict and regulate mineral property development and exploration.

In Saskatchewan, we will be required to comply with all regulations, rules and directives of government authorities and agencies applicable to the exploration of minerals. The legislation applicable to us in Saskatchewan is the Crown Mineral Act (the “Crown Mineral Act”) and The Mineral Disposition Regulations, 1986 (“The Mineral Disposition Regulations”). The government body responsible for managing the exploration and development of Saskatchewan mineral properties and implementing the above rules and policies is Saskatchewan Industry and Resources (“SIR”).

Saskatchewan mineral dispositions, including permits, are administered by SIR on behalf of the Crown of Canada in accordance with The Mineral Disposition Regulations. The holder of a permit is granted the exclusive right to explore for minerals (though not to extract, recover or produce minerals except for testing and scientific purposes) within the permit outline. A permit is valid for a period of two years and may not be renewed. While in compliance with the requirements of the regulations, a permit holder is entitled to convert any portion of a permit to mineral claims which may be held indefinitely.

To maintain a mineral prospecting permit in good standing, SIR requires the filing of reports documenting acceptable exploration expenditures of $1.25 CDN per hectare ($1.18 US) in the first permit year, and $4.00 CDN per hectare ($3.79 US) in the second permit year. Reports and statements of expenditures must be filed no later than 90 days following the permit anniversary dates.

In British Columbia, we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia is the Ministry of Mines.

The Ministry of Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry of Mines regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the British Columbia Mineral Tenure Act, and the British Columbia Mines Act (The "Mines Act"), as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be done in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

We have not budgeted for regulatory compliance costs in the proposed work program recommended by the geological report.

The Mineral Tenure Act requires that a holder of title to mineral claims must spend at least $4.00 CDN (approximately $3.79 US) per hectare per year during the first three years in order to keep the property in good standing, and $8.00 CDN (approximately $7.57 US) per hectare per year thereafter. The Ideal Property consists of an area of approximately 169 hectares. As such, our annual fee with respect to the Ideal Property is expected to be approximately $676 CDN (approximately $640 US) for the first three years and $1,352 CDN (approximately $1,280 US) per year thereafter. The Ideal Property is currently in good standing until December 8, 2008. However, we have recently completed Phase I and Phase II of our exploration program at a cost of $12,000 US (approximately $14,000 CDN). As a result, once this work has been recorded with the Ministry of Mines, we anticipate that the Ideal Property will remain in good standing for the next eight years.

Environmental Regulations

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

In British Columbia, if we anticipate disturbing ground during our mineral exploration activities, we will be required to make an application under the Mines Act for a permit. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities on the Ideal Property (grid establishment, geological mapping, soil sampling, and geophysical surveys) do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

(i)	Ensuring that any water discharge meets drinking water standards;

(ii)	Dust generation will have to be minimal or otherwise re-mediated;

(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)	All material to be left on the surface will need to be environmentally benign;

(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Competition

We are an exploration stage company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Employees

We have no employees other than our executive officers and directors. We conduct our business largely through consultants. We conduct our business through agreements with consultants and arms-length third parties. We have a consulting agreement with David R. Deering, our Vice-President, Exploration. In addition, we have a verbal arrangements with the consulting geologists currently conducting the exploratory work on our mineral properties.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2.	DESCRIPTION OF PROPERTY.

We currently do not own any physical property. We hold a 100% undivided interest in the Wollaston Lake Property and the Ideal Property.

We currently rent our office space located at Suite 3080, 435 Martin Street, Blaine, Washington at a cost of $242 per month. This office space consists of approximately 142 square feet, and is subject to a one-year lease, ending on July 31, 2008.

THE WOLLASTON LAKE PROPERTY

Acquisition of the Wollaston Lake Property

On June 27, 2007, our wholly owned subsidiary, Tekaz, entered into a purchase agreement with Yellowcake, whereby Tekaz purchased the Wollaston Lake Property from Yellowcake. In order to acquire the Wollaston Lake Property, Tekaz paid Yellowcake the sum of $200,000 CDN and granted to Yellowcake a royalty of 3% of any net smelter returns received from the Wollaston Lake Property (the “Royalty”). Under the terms of the purchase agreement, the Royalty will increase to 15% of net smelter returns if the price of uranium exceeds $100 CDN per pound.

Description of the Wollaston Lake Property

The Wollaston Lake Property consists of two permits, legally described as MPP 1253 and MPP 1255. Under The Mineral Disposition Regulations, the permits are valid for two years until December 19, 2008. In order to maintain the Wollaston Property in good standing, we must complete minimum exploration work on the property and file confirmation of the work with Saskatchewan Industry and Resources (“SIR”). We are required to incur $1.25 per hectare ($1.18 US) in the first year of the permits and $4.00 per hectare ($3.79 US) in the second year of the permits. The Wollaston Lake Property is comprised of 80,587 hectares, meaning that we are required to incur exploration expenditures of $100,734 CDN ($95,356 US) in the first year of the permits and $322,348 CDN ($305,138 US) in the second year of the permits. Reports and statements of expenditures must be filed no later than 90 days following the permit anniversary dates.

As of the date of this Annual Report, we had paid a deposit of $44,157 CDN for an airborne survey of the Wollaston Lake Property conducted by Terraquest Ltd. (“Terraquest”). Terraquest has informed us that it has completed its airborne survey of the Wollaston Lake Property. As such, we owe Terraquest $111,864, which is the remaining balance due under our contract with Terraquest. In order to maintain the Wollaston Lake Property in good standing, we will need to file the reports and statement of expenditures no later than March 19, 2008 with SIR. If we are unable to meet these filing requirements, our permits on the Wollaston Lake Property will expire.

The Mineral Disposition Regulations provide that permits may be converted into mineral claims. In order to convert our permits on the Wollaston Lake Property into mineral claims, we will be required to submit a notice to SIR prior to the end of the two year permit term. In addition, we must incur the minimum work expenditures for the permit year in which the application is made.

Location

The Wollaston Lake Property is located in northeastern Saskatchewan in the Northern Mining District. Located within 75 kilometers of the Wollaston Lake Property are the Collins Bay Mine, the Eagle Point Mine and the Rabbit Lake Mine.

History

Between 1968 and 1979, airborne electromagnetic, magnetic and radiometric surveys were conducted over portions of the Wollaston Lake Property. However, records do not indicate that an airborne survey was conducted over the entire Wollaston Lake Property.

Between 1965 and 1985, ground exploration programs were conducted on the Wollaston Lake Property. The ground exploration work consisted of limited amounts of prospecting, geophysical surveys and drilling.

The previous exploration work conducted on the Wollaston Lake Property revealed several small uranium showings. However, given the relatively small amount of historical exploration data, it appears that the Wollaston Lake Property has not been extensively explored.

Geology

The Wollaston Lake Property is located within the eastern part of the Wollaston Domain.

The Wollaston Domain is a northeast-trending belt of Aphebian supracrustals and granitoids. The supracrustals consist of siliciclastic metasediments and minor metavolcanics and are segmented to elongate granitoid bodies, which have been dated as late as Archean. The Needle Falls Shear Zone, which is a major crustal structure up to several kilometers wide and is comprised of cataclastic gneisses and mylonites, bounds the Wollaston Domain to the east. To the southeast of the property, the Wollaston Domain rests unconformably on Archean gneisses of the Peter Lake Domain. The Peter Lake Domain hosts a large mafic-ultramafic complex known as the Peter Lake Complex.

Metamorphic grade generally increases from east to west within the domain from lower amphibolite to amphibolite-granulite facies toward the Mudjatik Domain.

Mineralization

The Wollaston Lake Property is prospective for basement hosted unconformity type deposits, such as, at Eagle Point, McArthur River, and the Millenium prospect.

The Athabasca unconformity-type deposits such as Key Lake, Midwest Lake and Cigar Lake are major uranium deposits located within the Athabasca Basin in northern Saskatchewan. These deposits are spatially associated with and genetically related to, a major unconformity separating metamorphosed Archean and Aphebian basement rock from unmetamorphosed sandstones of the Helikian Athabasca Group. Uranium mineralization is at or close to the sub-Athabasca unconformity. The mineralization is structurally controlled by steeply dipping, generally north-northeast trending faults that are several kilometers in length and offset the unconformity by up to 50 meters. The faults commonly follow graphitic metapelites at the basin floor; while the deposits generally form elongate linear bodies, which straddle the metapelites at the unconformity. The deposits are formed as pods, which are up to 2000 meters long, 200 meters wide and tens of meters thick, and are arranged as beads in a string along strike. The mineralized pods consist of a high-grade core at the unconformity and a lower grade envelope, which may extend a few hundred meters into the basin or downward into the basement rock. The McLean Lake uranium deposits contain four field-distinguishable, mineral assemblages containing uranium are superimposed on the host rocks. These facies include sulphide, arsenides, bleached and hematite facies. Sulphide facies include iron rich chlorite, siderite, pyrite, chalcopyrite and sphalerite; arsenides facies include chlorite, niccolite and safflorite. Uraninite, coffinite, kaolinite, and illite are found in all facies.

Debate continues on the nature and channel ways of metalliferous fluids for the Athabasca deposits. While the importance of the unconformity seems undisputed, the relative importance of pre-Athabasca Group supergene processes, versus post sandstone diagenesis, versus deep groundwater or hypogene fluids along faults is not resolved. Prominent channel ways for fluids include the unconformity-regolith interface and basement faults and fracture zones.

Current Exploration

Our exploration program on the Wollaston Lake Property includes compiling and reviewing all historical data on the Wollaston Lake Property and conducting airborne electromagnetic and radiometric surveys of the area, together with possible ground follow up on selected targets of interest.

On August 20, 2007, we engaged Terraquest Ltd. (“Terraquest”) to conduct airborne electromagnetic and radiometric surveys on the Wollaston Lake Property. In consideration of the work to be performed by Terraquest, we agreed to pay $156,021 CDN to Terraquest. As of the date of this Annual Report, we had paid a deposit of $44,157 CDN to Terraquest. Terraquest has informed us that it has completed its airborne survey of the Wollaston Lake Property. As such, we owe Terraquest $111,864, which is the remaining balance due under our contract with Terraquest. In order to maintain the Wollaston Lake Property in good standing, we will need to file the reports and statement of expenditures no later than March 19, 2008 with SIR. If we are unable to meet these filing requirements, our permits on the Wollaston Lake Property will expire.

THE IDEAL PROPERTY

We own a 100% undivided interest in the Ideal Property. The Ideal Property is comprised of an eight-cell claim block covering an area of approximately 169 hectares, located on Vancouver Island in the Province of British Columbia, Canada, approximately 13 miles west of the City of Port Alberni.

Our management has deprioritized our exploration program for the Ideal Property based on the progress and potential of the Wollaston Lake Property. As a result, our exploration program for the Ideal Property has been suspended.

ITEM 3.	LEGAL PROCEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 24, 2007, Curt White, our former majority stockholder, approved by written consent an amendment to our Articles of Incorporation to change our name from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” effective as of November 13, 2007. On September 24, 2007, Mr. White was the stockholder of record of 13,750,000 shares of our common stock, equal to 71.98% of the number of shares issued and outstanding.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares of common stock originally commenced quotation on the OTC Bulletin Board under the symbol “AZTV” on May 1, 2007. Prior to May 1, 2007, no public trading market existed for our common stock. Our symbol was changed to “AZVN” on July 9, 2007 upon completion of our 2.5 -for-1 stock split. Subsequently, our symbol was changed to “GEUR” on November 16, 2007 after our name change from “Aztek Ventures Inc.” to “Genesis Uranium Corp.”

The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

QUARTER	HIGH ($)	LOW ($)
May 31, 2007	$0.00	$0.00
August 31, 2007	$0.00	$0.00

The above quotations have been adjusted to reflect our 2.5 -for-1 stock split effective July 6, 2007. The range of high and low price quotes of our common stock as set out in the table above is as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Penny Stock Rules

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which:

(a)	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
(b)

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws;

(c)	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
(d)	contains a toll-free telephone number for inquiries on disciplinary actions;
(e)	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
(f)	contains such other information and in such form as the SEC shall require by rule or regulation.

The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with:

(a)	bid and offer quotations for the penny stock;
(b)	the compensation of the broker-dealer and its salesperson in the transaction;
(c)	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
(d)	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock and therefore stockholders may have difficulty selling those securities.

Registered Holders of Our Common Stock

As of December 13, 2007, there were 27 registered holders of record of our common stock.

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings, if any, in order to finance the expansion of our operations. Our board of directors will determine future declaration and payments of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

There are no restrictions in our Articles of Incorporation or in our Bylaws which prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of a dividend:

(a)	We would not be able to pay our debts as they become due in the usual course of business; or

(b)

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights of shareholders who have preferential rights superior to those receiving the distributions.

Recent Sales Of Unregistered Securities

None.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

During the next twelve months, we intend to conduct mineral exploration activities on the Wollaston Lake Property. Our management has deprioritized our exploration program for the Ideal Property based on the progress and potential of the Wollaston Lake Property. As a result, our exploration program for the Ideal Property has been suspended.

During the next twelve months, our exploration program on the Wollaston Lake Property will consist of compiling and reviewing all historical data on the Wollaston Lake Property and conducting airborne electromagnetic and radiometric surveys of the area, together with possible ground follow up on selected targets of interest.

On August 20, 2007, we engaged Terraquest to conduct airborne electromagnetic and radiometric surveys on the Wollaston Lake Property. In consideration of the work to be performed by Terraquest, we agreed to pay $156,021 CDN to Terraquest. As of the date of this Annual Report, we had paid a deposit of $44,157 CDN to Terraquest. Terraquest has informed us that it has completed its airborne survey of the Wollaston Lake Property. As such, we owe Terraquest $111,864, which is the remaining balance due under our contract with Terraquest. In order to maintain the Wollaston Lake Property in good standing, we will need to file the reports and statement of expenditures no later than March 19, 2008 with SIR. If we are unable to meet these filing requirements, our permits on the Wollaston Lake Property will expire.

A decision on whether or not to proceed with our exploration program on the Wollaston Lake Property will be made by assessing whether the results of this initial phase of our exploration program are sufficiently positive. In making this decision, we will rely on the recommendations made by our consulting geologists.

In addition to the above mineral exploration expenses, we expect to spend approximately $25,000 over the next twelve months on general office and administrative expenses and on legal and accounting fees associated with operating our business and in meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

As at August 31, 2007, we had cash on hand of $5,757. As such, we currently do not have sufficient financial resources to meet the anticipated costs of completing the next phases of our exploration program for the Wollaston Lake Property and the Ideal Property or the anticipated administrative costs of operating our business for the next twelve months. On July 3, 2007, we approved a private placement offering of 500,000 shares of our common stock at a price of $0.40 per share. On November 22, 2007, our Board of Directors amended the terms of the offering by increasing the number of shares to be offered under the offering from 500,000 to 1,250,000 shares of common stock post-split at a price of $0.40 per share for total potential proceeds of $500,000. There are no assurances that we will complete the sale of any or all of the shares offered. Even if we are able to complete the sale of all of the shares being offered pursuant to the above private placement, we will likely need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due.

RESULTS OF OPERATIONS

Summary
	Year Ended August 31		Percentage
	2007	2006	Increase / (Decrease)
Revenue	$--	$--	n/a
Expenses	$(249,498)	$(64,563)	286.4%
Net Income (Loss)	$(249,498)	$(64,563)	286.4%

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

Operating Expenses

Our operating expenses for the years ended August 31, 2007 and August 31, 2006 consisted of the following:

	Year Ended August 31		Percentage
	2007	2006	Increase / (Decrease)
Exploration and Development	$858	$12,000	(92.9)%
Foreign Exchange (Gain)	3,569	(2,339)	252.6%
Geological Consulting	-	1,500	(100)%
Mineral Property Acquisition Costs	186,640	575	32,359.1%
Office	11,623	3,615	221.5%
Professional Fees	43,958	46,502	(5.5)%
Rent	2,850	2,710	5.2%
Total Operating Expenses	$249,498	$64,563	286.4%

Mineral property acquisition costs during the year ended August 31, 2007 related to our acquisition of the Wollaston Lake Property. During the year ended August 31, 2007, our exploration and development expenses decreased due to the fact that we did not conduct exploration on the Ideal Property.

Professional fees during the year ended August 31, 2007 relate primarily to accounting and legal expenses incurred in connection with filing a Registration Statement on Form SB-2 with the SEC, meeting our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”) and our acquisition of the Wollaston Lake Property.

We anticipate our operating expenses will increase as we undertake our exploration programs for the Wollaston Lake Property and the Ideal Property. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At August 31, 2007	At August 31, 2006	Increase / (Decrease)
Current Assets	$47,789	$28,313	68.8%
Current Liabilities	(299,404)	(30,430)	883.9%
Working Capital (Deficit)	$(251,615)	$(2,117)	11,785.5%

Cash Flows
	Year Ended August 31
	2007	2006
Cash Flows Used in Operating Activities	$(274,034)	$(47,910)
Cash Flows From (Used In) Investing Activities	--	--
Cash Flows From Financing Activities	256,744	166
Net Increase (Decrease) In Cash During Period	$(17,290)	$(47,744)

The increase in our working capital deficit at August 31, 2007 compared to the previous year ended August 31, 2006 is primarily attributable to: (i) the additional expenses associated with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto; (ii) our acquisition of the Wollaston Lake Property; and (iii) from the fact that we had no sources of revenue during the year ended August 31, 2007.

During the year ended August 31, 2007, we received $259,985 CDN ($246,151) in loans from third parties. On June 25, 2007, we entered into a loan agreement with Caelum Finance Ltd., whereby we received a loan of $220,000 CDN ($208,294). The loan is due on or before December 25, 2007 and incurs interest at a rate of 8% per annum, payable on maturity. The funds obtained from this loan were used to fund our acquisition of the Wollaston Lake Property. In August, 2007, we also received a loan of $39,985 CDN ($37,857) from Caelum Finance Ltd. The loan bears an interest rate of 8% per annum.

Future Financings

As of August 31, 2007, our cash on hand was $5,757. Since our inception, we have used our common stock and loans to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended August 31, 2007, that there is substantial doubt that we will be able to continue as a going concern.

On July 3, 2007, we approved a private placement offering of 500,000 shares of our common stock at a price of $0.40 per share. On November 22, 2007, our board of directors amended the terms of this offering by increasing the number of shares from 500,000 to 1,250,000 shares post split at a price of $0.40 per share for total potential proceeds of $500,000. The offering is being made pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”) and is being made solely to not US persons as defined in Regulation S. As of the date of filing of this report, we have not completed the sale of any of the shares offered pursuant to this private placement and there are no assurances that we will be able to complete the sale of any of the shares offered

We anticipate spending approximately $175,000 over the next twelve months in pursuing our plan of operation. We have a working capital deficit of $251,615 and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will not be as available at this stage of our business.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Annual Report.

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

Exploration Expenditures

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

Completing the next phases of our exploration programs for the Wollaston Lake Property and the Ideal Property is expected to cost approximately $175,000, an amount which is greater than our current financial resources. In addition, as of August 31, 2007, we had a working capital deficit of $251,615. We have not earned any income since our inception and do not anticipate earning income in the foreseeable future. As we do not currently have sufficient working capital to fund the anticipated costs of our exploration programs and meet our current obligations, we will need to obtain additional financing in order to complete our plan of operation.

We have approved a private placement offering of 500,000 shares of our common stock at a price of $0.40 per share. On November 22, 2007, our board of directors amended the terms of this offering by increasing the number of shares from 500,000 to 1,250,000 shares post split at a price of $0.40 per share for total potential proceeds of $500,000. However, we have not yet completed the sale of any of the shares being offered. Even if we are able to complete the sale of all of the shares being offered, of which there is no assurance, we will still require additional financing. We have not made any other financing arrangements and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $327,928 for the period from our inception on April 5, 2002 to August 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Malone & Bailey, PC, Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Genesis is suitable.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Neither the Wollaston Lake Property nor the Ideal Property contains a known body of commercial ore and, therefore, any program conducted on our mineral properties will be exploratory. There is no certainty that any expenditures made on our exploration activities will result in discoveries of commercially recoverable quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our properties and acquire new properties for new exploration. The acquisition of additional properties will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

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

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Wollaston Lake Property or the Ideal Property, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

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

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of Saskatchewan and the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

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

In order to maintain our rights to the Wollaston Lake Property and the Ideal Property in the Province of Saskatchewan and the Province of British Columbia, we will be required to spend an aggregate of approximately $310,000 during the next year on exploration activities or on maintenance payments in lieu of exploration activities.

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

Randy White, our sole executive officer and director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our sole executive officer and director, Randy White, owns 68.06% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. White may be inconsistent with the interests of other stockholders.

Randy White, our sole executive officer and director, controls 68.068% of our issued and outstanding shares of common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. White is able to control who is elected to our Board of Directors and thus could act, or could have the power to act, as our management. Since Mr. White is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. White exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our Board of Directors. Also, due to his stock ownership position, Mr. White will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our articles of incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. White to their detriment, and (iii) control over transactions between him and Genesis.

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

ITEM 7.	FINANCIAL STATEMENTS.

Index to Financial Statements:
Audited financial statements for the years ended August 31, 2007 and 2006, including:

1.	Report of Independent Registered Accounting Firm (Malone & Bailey, P.C., Certified Public Accountants);

2.	Report of Independent Registered Accounting Firm (Telford Sadovnick, P.L.L.C., Certified Public Accountants);

3.	Consolidated Balance Sheets as of August 31, 2007 and 2006;

4.	Consolidated Statements of Expenses for the years ended August 31, 2007 and 2006 and cumulative from April 5, 2002 (date of inception) to August 31, 2007;

5.	Consolidated Statements of Cash Flows for the years ended August 31, 2007 and 2006 and cumulative from April 5, 2002 (date of inception) to August 31, 2007;

6.	Consolidated Statement of Stockholders’ Equity (Deficiency) for the period from April 5, 2002 (date of inception) to August 31, 2007; and

7.	Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Genesis Uranium Corp.
(Aztek Ventures, Inc.)
(An Exploration Stage Company)
Blaine, Washington

We have audited the accompanying consolidated balance sheet of Genesis Uranium Corp..(an exploration stage company) as of August 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. The financial statements for the period April 5, 2002 (inception) through August 31, 2006, were audited by other auditors whose reports expressed unqualified opinions on those financial statements. The financial statements for the period April 5, 2002 (inception) through August 31, 2006, include total revenues and net loss of $0 and $78,430, respectively. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period April 5, 2002 (inception) through August 31, 2007, insofar as it relates to amounts for prior periods through August 31, 2006, is based solely on the report of other auditors. These consolidated financial statements are the responsibility of Genesis's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genesis as of August 31, 2007 and the results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Genesis will continue as a going concern. As discussed in Note 2 to the financial statements, Aztek suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

November 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aztek Ventures Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Aztek Ventures Inc. (An Exploration Stage Company) as of August 31, 2006 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended, and for the period from April 5, 2002 (inception) to August 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Aztek Ventures Inc. (An Exploration Stage Company) as at August 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years then ended, and for the period from April 5, 2002 (inception) to August 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Telford Sadovnick, P.L.L.C.

TELFORD SADOVNICK, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
December 6, 2006

GENESIS URANIUM CORP.
(FORMERLY AZTEK VENTURES INC.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	August	August
	31,	31,
	2007	2006

ASSETS

Current Assets
Cash	$5,757	$23,047
Accounts receivable	-	4,551
Prepaid expenses	42,032	715
Total Current Assets	47,789	28,313

TOTAL ASSETS	$47,789	$28,313

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Finance contracts	$246,151	$-
Accounts payable and accrued liabilities	40,855	28,625
Due to shareholder	12,398	1,805
Total Current Liabilities	299,404	30,430

TOTAL LIABILITIES	299,404	30,430

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 100,000,000 shares authorized
Common Stock, 250,000,000 common shares authorized with a par	19,102	19,102
value of $0.001, 19,101,563 common shares issued and outstanding, respectively
Additional paid-in capital	57,211	57,211
Deficit accumulated during the development stage	(327,928)	(78,430)

Total Stockholders’ Deficit	(251,615)	(2,117)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$47,789	$28,313

See accompanying summary of accounting policies and notes to financial statements

GENESIS URANIUM CORP.
(formerly AZTEK VENTURES INC.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES

			April 5, 2002
	For the Year	For the Year	(Inception) through
	August 31,	August 31,	August 31
	2007	2006	2007

Revenues	$-	$-	$-

Operating Expenses:
Exploration and development	858	12,000	12,858
Foreign exchange (gain)	3,569	(2,339)	362
Geological consulting	-	1,500	1,500
Mineral property acquisition costs	186,640	575	190,484
Office	11,623	3,615	16,328
Professional fees	43,958	46,502	100,386
Rent	2,850	2,710	6,010

Total Operating Expenses	249,498	64,563	327,928

NET LOSS	$249,498	$64,563	$327,928

Net basic and diluted per common share	$(0.01)	$(0.00)

Weighted average shares outstanding
	19,101,563	19,101,563

See accompanying summary of accounting policies and notes to financial statements

GENESIS URANIUM CORP.
(formerly AZTEK VENTURES INC.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			April 5, 2002
	YEAR ENDED		(Inception) through
	August 31,	August 31,	August 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(249,498)	$(64,563)	$(327,928)

Adjustments to reconcile net loss to
cash used in operating activities:
Change in:
Accounts receivable	4,551	(4,551)	-
Prepaid expenses	(41,317)	(490)	(42,032)
Accounts payable and accrued liabilities	12,230	21,694	40,855
NET CASH USED IN OPERATING ACTIVITIES	(274,034)	(47,910)	(329,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans	10,593	-	12,398
Finance contract	246,151	-	246,151
Share subscription collected	-	166	76,313

NET CASH PROVIDED BY FINANCING	256,744	166	334,864
ACTIVITIES

NET CHANGE IN CASH	(17,290)	(47,744)	5,757

CASH AT BEGINNING OF PERIOD	23,047	70,791	-

CASH AT END OF PERIOD	$5,757	$23,047	$5,757

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

See accompanying summary of accounting policies and notes to financial statements

GENESIS URANIUM CORP.
(formerly AZTEK VENTURES INC.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
PERIOD FROM APRIL 5, 2002 (INCEPTION) THROUGH AUGUST 31, 2007

	COMMON STOCK				DEFICIT
					ACCUMULATED
				SHARE	DURING
			ADDITIONAL	SUBSCRIPTION
			PAID-IN	(RECEIVABLE)	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL
Shares issued for cash
August 21, 2002 at $0.001	13,750,000	$13,750	$(8,250)	$-	$-	$5,500
Net loss	-	-	-	-	(2,266)	(2,266)

Balances at August 31, 2002	13,750,000	13,750	(8,250)	-	(2,266)	3,234

Net loss	-	-	-	-	(4,209)	(4,209)

Balance at August 31, 2003	13,750,000	13,750	(8,250)	-	(6,475)	(975)

Net loss	-	-	-	-	(123)	(123)

Balance at August 31, 2004	13,750,000	13,750	(8,250)	-	(6,598)	(1,098)

Shares issued for cash
August 31, 2005 at $0.033	5,351,563	5,352	65,461	(166)	-	70,647

Net loss	-	-	-	-	(7,269)	(7,269)

Balance at August 31, 2005	19,101,563	19,102	57,211	(166)	(13,867)	62,280

Share subscription received	-	-	-	166	-	166

Net loss for the year	-	-	-	-	(64,563)	(64,563)
Balance,at August 31, 2006	19,101,563	$19,102	$57,211	$-	$(78,430)	$(2,117)
Net loss for the year	-	-	-	-	(249,498)	(249,498)

Balance at August 31, 2007	19,101,563	$19,102	$57,211	$-	$(327,928)	$(251,615)

See accompanying summary of accounting policies and notes to financial statements

GENESIS URANIUM CORP.
(formerly AZTEK VENTURES INC.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -NATURE AND CONTINUANCE OF OPERATIONS

Aztek Ventures Inc. was incorporated in Nevada on April 5, 2002. Aztek changed its name on November 13, 2007 to Genesis Uranium Corp. Genesis is an Exploration Stage Company as defined by Statement of Financial Accounting Standard No. 7. Genesis has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. Aztek was formed for the purpose of acquiring exploration and development stage natural resources properties.

These consolidated financial statements have been prepared on a going concern basis. Genesis has incurred losses since inception resulting in an accumulated deficit of $327,927 since inception and further losses are anticipated in the development of its business raising substantial doubt about Genesis’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of Genesis to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Genesis have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Organization and Start-up Costs

Costs of start up activities, including organizational costs, are expensed as incurred.

Consolidation

These consolidated financial statements include the accounts of Genesis and its wholly owned subsidiary, Tezak Mining Corp. which was incorporated in British Columbia, Canada on September 19, 2002.

Acquisition, Exploration and Evaluation Expenditures

Genesis is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to Aztek’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Genesis regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Exploration Expenditures

Genesis follows a policy of expensing exploration expenditures until a production decision in respect of the project and Genesis is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that Genesis will continue exploration on such project. Genesis does not set a predetermined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Genesis’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. Genesis has made, and expects to make in the future, expenditures to comply with such laws and regulations.

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

Foreign Currency Translation

Genesis’s functional currency is the U.S. dollar and its reporting currency is the U.S. dollar. The financial statements are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Financial Instruments

The carrying value of cash, due to shareholder and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Genesis’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. Genesis’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or Genesis’s commitments to plan of action based on the then known facts.

Income Taxes

Genesis uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 – “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Basic and Diluted Net Loss per Share

Genesis reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”. Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. At August 31, 2007 and 2006, Genesis has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Asset Retirement Obligations

Genesis has adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

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

Revenue Recognition

Genesis recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

Recently issued accounting pronouncements. Genesis does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Genesis’s results of operations, financial position or cash flow.

3.	FINANCE CONTRACTS

On June 25,2007, Genesis borrowed $208,294 (CDN $220,000) from Caelum Finance of Vancouver, British Columbia, Canada. This loan is subject to interest at 8% per annum and is repayable on or before December 25, 2007 and may be extended at the discretion of the lender.

On August 9, 2007, Genesis borrowed an additional $37,857 (CDN $39,985) from Caelum Finance Ltd, also subject to interest at 8% per annum.

4.	MINERAL PROPERTIES

a) On September 19, 2002, Genesis purchased a mineral interest in an area known as the Ideal Property in the Alberni Mining Division of British Columbia, Canada for $3,269. This claim covers an area of 168.592 hectares and expired on September 5, 2005. This claim was re-staked and reacquired on December 10, 2005 for $575 and expires on December 8, 2007. As at August 31, 2007 exploration and development costs of $12,858 have been incurred and expensed.

b) On June 27, 2007, Genesis purchased a mineral interest in the Wollaston Lake Property located in the Hydichuk Lake Area in Saskatchewan, Canada for $186,640 (CDN $200,000). This claim covers an area of 80,587 hectares and expires December 20, 2007.

5.	SHARE CAPITAL

On July 6, 2007, Genesis effected a 2.5 to 1 forward split of its common stock and increased its authorized number of common shares to 250,000,000. This change has been recorded retroactively on the financial statements.

6.	INCOME TAXES

Since inception, Genesis has incurred net losses and therefore has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $249,497, as follows:

a)	Income tax provision (U.S.)

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Pursuant to SFAS No. 109, Genesis is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because Genesis cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	2007	2006
Computed expected (benefit of) income taxes	$(21,080)	$(17,676)
Increase in valuation allowance	21,080	17,676
Income tax provision	$-	$-

At August 31, 2007, Genesis has net operating losses of $124,585 which may be carried forward to apply against future years’ income for tax purposes, expiring as follows:

2022	$2,266
2023	940
2024	123
2025	7,269
2026	51,988
2027	61,999

b)	Income tax provision (Canadian)

A reconciliation of the income tax benefit (provisions) with amounts determined by applying the combined Canadian federal and provincial income tax rate of 34.12% to the consolidated losses as follows:

	2007	2006
Computed expected (benefit of) income taxes	$(63,974)	$(4,236)
Increase in valuation allowance	63,974	4,236
Income tax provision	$-	$-

At August 31, 2007, Genesis has net operating losses of $203,342 which may be carried forward to apply against future years’ income for tax purposes expiring in 2009 and onward.

7.	CONTRACTUAL OBLIGATIONS

Office rent is pursuant to a lease for one year commencing August 1, 2006 at a rate of $235 per month. This lease was extended for one year commencing August 1, 2007 at a rate of $242 per month.

On August 20, 2007, Genesis hired Terraquest Ltd of Saskatchewan, Canada to undertake a High resolution Aeromagnetic, Horizontal Gradiometer Radiometric & XDS-VLF-EM Survey of the Wollaston Lake Property, for $156,021 Canadian Dollars. A deposit of $44,157 Canadian Dollars has been made against this contract as of August 31, 2007.

8.	SUBSEQUENT EVENTS

On September 17, 2007 Genesis hired David R. Deering to provide Management Consultancy Services and also act as Vice President. The initial term of this agreement extends to September 16, 2009 at $6,000 per month.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 9, 2007, we engaged Malone & Bailey, P.C., Certified Public Accountants (“Malone & Bailey”), as our principal independent accountants. On the same date, we advised Telford Sadovnick, P.L.L.C., Certified Public Accountants (“Telford”), that it was dismissed as our accountants. Our Board of Directors approved the engagement of Malone & Bailey and the dismissal of Telford by written resolution.

Telford’s reports on our financial statements for the fiscal year ended August 31, 2006 and August 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

There have been no disagreements between the Company and Telford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Telford, would have caused them to make reference to the subject matter of the disagreement in connection with their report for the financial statements for the past year.

ITEM 8A.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal year that have been materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

Change in Control of the Registrant

On November 30, 2007, Curt White, our former Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a former member of our Board of Directors, entered into a Stock Transfer Agreement with Randy White (the “Stock Transfer Agreement”). Under the terms of the Stock Transfer Agreement, Mr. Curt White agreed to sell 13,000,000 shares of the Company’s common stock to Mr. Randy White, in consideration of which Mr. Randy White agreed to pay $5,200, being $0.0004 per share, to Mr. Curt White (the “Share Transfer”). As a result, upon completion of the Share Transfer, there was a change in control as Mr. Randy White now owns 68.06% of our issued and outstanding common stock.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On December 13, 2007, upon the closing of the Share Transfer, our Board of Directors, consisting of Curt White and David R. Deering, were replaced by Randy White. In addition, Mr. Randy White replaced Mr. Curt White as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. Mr. Deering continues to act as our Vice-President, Exploration.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information sets forth the names of our officers and directors, their present positions with our company, and their biographical information.

Name	Age	Positions
Randy White	39	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
David R. Deering	59	Vice-President, Exploration

Randy White has been our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a member of our Board of Directors since December 13, 2007. Mr. White is currently the President of Stratus Investments Group, a private investment enterprise he founded in 1999. Working and living in both North America and Europe, Mr. White has successfully managed an array of business activities including real-estate investment, corporate finance and consulting for both private and public resource companies

David R. Deering has been our Vice-President, Exploration since September 17, 2007. Mr. Deering also served as a member of our Board of Directors from September 17, 2007 to December 13, 2007. Mr. Deering has extensive management experience in the mineral exploration industry covering all aspects of strategic planning, budgeting, logistics and technical evaluation. He has worked as an independent consultant in the area of mine development: property acquisition, geology, economic evaluation of mineral deposits, mining, metallurgy and environmental impact.

Mr. Deering’s early career emphasis was in the mining machinery sector, R&D and sales engineering, evaluation of mining methods and industry practices on a worldwide basis in open pit and underground mining operations. Mr. Deering has also worked on the development of innovative mining equipment suitable for incorporation into advanced, essentially continuous, high productivity underground mining systems.

Mr. Deering is registered as a Professional Engineer by the Association of Professional Engineers and Geoscientists of British Columbia and holds a Bachelor of Science in Mining Engineering from Colorado School of Mines, Golden, CO and a Diploma in Technology from BCIT, Vancouver, Canada.

Mr. Deering has also served as officers and/or directors of numerous public and private companies.

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

COMMITTEES OF THE BOARD OF DIRECTORS

Our audit committee presently consists of our entire board of directors. We do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committee. However, our board of directors may establish various committees during the current fiscal year.

Audit Committee Financial Expert

Our board of directors has determined that none of the audit committee members can be classified as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B. Our board of directors does not contain a member that can be classified as an "audit committee financial expert" under the referenced definition. Our board of directors believes that attracting and retaining board members that could be classified as an "audit committee financial expert" is unlikely at this time due to the high cost of such director candidates.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities (collectively, "Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, there were no Reporting Persons who failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our code of ethics is attached as an exhibit to this Annual Report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our President, Treasurer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

During the fiscal year ended August 31, 2007, we did not pay any compensation to our former executive officer and former director, Mr. Curt White.

Outstanding Equity Awards At Fiscal Year End

As at August 31, 2007, we did not have any outstanding equity awards.

Compensation Arrangements

During the year ended August 31, 2007, we did not pay to our directors or officers any salaries or consulting fees. We anticipate that compensation may be paid to our officers in the future.

On September 17, 2007, we entered into a management consulting agreement with David R. Deering. Pursuant to the terms of the agreement, Mr. Deering is to be paid consulting fees of $6,000 per month, in consideration of which Mr. Deering agreed to act as our Vice President of Exploration. The term of the agreement is for a period of two years expiring at the close of business on September 16, 2009, unless otherwise terminated pursuant to the terms of the agreement or extended by the Board.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 13, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Randy White Director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer Opletalova 43 Prague, Czech Republic 11000	13,000,000 (direct)	68.06%
Common Stock	David R. Deering Vice President of Exploration Suite 680, 1066 West Hastings Street Vancouver, BC, Canada V6E 3X1	-	-
Common Stock	All Officers and Directors as a Group (2 persons)	13,000,000	68.06%
5% SHAREHOLDERS
Common Stock	Randy White Director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer Opletalova 43 Prague, Czech Republic 11000	13,000,000 (direct)	68.06%

Notes:
(1)

Based on 19,101,563 shares of our common stock issued and outstanding as of December 13, 2007. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 13, 2007.

Changes in Control

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we proposed to be a party:

(A)	Any director or officer;

(B)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(C)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

On August 21, 2002, we issued 5,500,000 total shares of common stock to Curt White, our former President and a former director, at a price of $0.001 per share. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

Director Independence

Quotations for our common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Randy White acts our executive officer and sole director. As such, we do not have any independent directors.

ITEM 13.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Amendment to Articles of Incorporation – name change to Aztek Ventures Inc.(1)
3.3	Certificate of Change – 2.5-for-1 Stock Split.(3)
3.4	Amendment to Articles of Incorporation – name change to Genesis Uranium Corp.
3.5	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	Purchase Agreement dated September 19, 2002 between Patricia L. Shore and Tekaz Mining Corp.(1)
10.2	Purchase Agreement dated June 25, 2007 between Yellowcake Resources Inc. and Tekaz Mining Corp.(2)
10.3	Loan Agreement dated June 25, 2007 between Aztek Ventures Inc. and Caelum Finance Ltd.(2)
10.4	Management Consulting Agreement with David R. Deering.(4)
14.1	Code of Ethics.
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 13, 2006.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed July 3, 2007.
(3)	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed July 16, 2007.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed September 19, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended August 31, 2007 and August 31, 2006 for professional services rendered by the principal accountant for the audit of our financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended August 31, 2007	Year Ended August 31, 2006
Audit Fees	$9,800	$5,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$2,500
Total	$9,800	$8,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS URANIUM CORP.

Date: December 14, 2007
	By:	/s/ Randy White
RANDY WHITE
President, Secretary, Treasurer,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 14, 2007
	By:	/s/ Randy White
RANDY WHITE
Director, President, Secretary, Treasurer,
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)