Form 10QSB
period 2007-11-30
GENESIS URANIUM CORP.
filed 2008-01-14
CIK 1354591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended November 30, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-52445

GENESIS URANIUM CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	33-1133537
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

435 Martin Street, Suite 3080
Blaine, WA 98273
(Address of principal executive offices)

(360) 332-3170
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 9, 2008, the Issuer had 19,101,563 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that can be expected for the year ending August 31, 2008.

As used in this Quarterly Report, the terms "we," "us," "our," “Genesis” and “the Company” mean Genesis Uranium Corp. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

GENESIS URANIUM CORP.
(FORMERLY AZTEK VENTURES INC.)
(An Exploration Stage Company)
BALANCE SHEETS

	November	August
	30,	31,
	2007	2007

ASSETS

Current Assets
Cash	$800	$5,757
Accounts receivable	-	-
Prepaid expenses	44,382	42,032
Total Current Assets	45,182	47,789

TOTAL ASSETS	$45,182	$47,789

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Finance contracts	$259,985	$246,151
Accounts payable and accrued liabilities	71,517	40,855
Due to shareholders	12,916	12,398
Total Current Liabilities	344,418	299,404

TOTAL LIABILITIES	344,418	299,404

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 100,000,000 shares authorized
Common Stock, 250,000,000 common shares authorized with a par	19,102	19,102
value of $0.001, 19,101,563 common shares issued and outstanding, respectively
Additional paid-in capital	57,211	57,211
Deficit accumulated during the development stage	(375,549)	(327,928)

Total Stockholders’ Deficit	(299,236)	(251,615)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$45,182	$47,789

See accompanying notes to financial statements

GENESIS URANIUM CORP.
(formerly AZTEK VENTURES INC.)
(An Exploration Stage Company)
STATEMENTS OF EXPENSES

			Period From
	For the Three	For the Three	April 5, 2002
	months ended	months ended	(Inception) Through
	November 30,	November 30,	November 30,
	2007	2006	2007

Expenses
General and administrative	47,621	8,365	185,065
Mineral property costs	-	-	190,484

NET LOSS	$(47,621)	$(8,365)	$375,549

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	N/A

Weighted Average Shares Outstanding –			N/A
Basic and Diluted	19,101,563	19,101,563

See accompanying notes to financial statements

GENESIS URANIUM CORP.
(formerly AZTEK VENTURES INC.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			April 5, 2002
	For THREE MONTHS ENDED		(Inception)
			Through
	November 30,	November 30,	November 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(47,621)	$(8,365)	$(375,549)

Adjustments to reconcile net loss to net
cash used in operating activities
Change in operating assets and liabilities
Increase in accounts receivable	-	4,500	-
Decrease in prepaid expenses	(2,350)	-	(44,382)
Increase (decrease) in acounts payable and	30,662	(9,643)	71,516
accrued liabilities
NET CASH USED IN OPERATING ACTIVITIES	(19,309)	(13,508)	(348,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans	518	-	12,916
Finance contract	13,834	-	259,985
Share subscription collected	-	-	76,313

NET CASH PROVIDED BY FINANCING	14,352	-	349,214
ACTIVITIES

NET CHANGE IN CASH	(4,957)	(13,508)	800

CASH AT BEGINNING OF PERIOD	5,757	23.407	-

CASH AT END OF PERIOD	$800	$9,539	$800

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to financial statements

GENESIS URANIUM CORP.
(formerly AZTEK VENTURES INC.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Genesis Uranium Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Genesis’ audited 2007 annual financial statements and notes there to contained in Genesis Uranium’s Annual Report filed with the SEC on form 10-KSB. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Genesis’s 2007 financial statements have been omitted.

NOTE 2 – GOING CONCERN

The accompanying financial statements have bee prepared assuming that Genesis will continue as a going concern. As shown in the accompanying financial statements, Genesis suffered losses of $47,621 for the three months ended November 30, 2007, has an accumulated deficit of $375,549 at November 30, 2007. These conditions raise substantial doubt as to Genesis’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Genesis is unable to continue as a going concern. Management intends to finance these deficits be selling its common stock.

NOTE 3– SUBSEQUENT EVENT

On August 20, 2007, we engaged Terraquest to conduct airborne electromagnetic and radiometric surveys on the Wollaston Lake Property for $156,021 CDN. As of early January 2008, we had paid $44,157 CDN. Terraquest has completed its airborne survey and we owe them the $111,864 CDN remaining balance due.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred subsequent to our fiscal year ended August 31, 2007:

1.

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

2.

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

3.

On November 30, 2007, Curt White, the majority stockholder, our former Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a former member of our Board of Directors, entered into a Stock Transfer Agreement with Randy White (the “Stock Transfer Agreement”). Under the terms of the Stock Transfer Agreement, Mr. Curt White agreed to sell 13,000,000 shares of our common stock to Mr. Randy White, in consideration of Mr. Randy White agreed to pay $5,200, being $0.0004 per share, to Mr. Curt White (the “Share Transfer”).

4.

On December 13, 2007, upon the closing of the Share Transfer, our Board of Directors, consisting of Curt White and David R. Deering, were replaced by Randy White. In addition, Mr. Randy White replaced Mr. Curt White as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. Mr. Deering continues to act as our Vice- President, Exploration.

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

On August 20, 2007, we engaged Terraquest to conduct airborne electromagnetic and radiometric surveys on the Wollaston Lake Property. In consideration of the work to be performed by Terraquest, we agreed to pay $156,021 CDN to Terraquest. As of the date of this Quarterly Report, we had paid a deposit of $44,157 CDN to Terraquest. Terraquest has informed us that it has completed its airborne survey of the Wollaston Lake Property. As such, we owe Terraquest $111,864 CDN, which is the remaining balance due under our contract with Terraquest. In order to maintain the Wollaston Lake Property in good standing, we will need to file the reports and statement of expenditures no later than March 19, 2008 with Saskatchewan Industry and Resources. If we are unable to meet these filing requirements, our permits on the Wollaston Lake Property will expire.

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

As at November 30, 2007, we had cash on hand of $800. As such, we currently do not have sufficient financial resources to meet the anticipated costs of completing our exploration program for the Wollaston Lake Property or the anticipated administrative costs of operating our business for the next twelve months. On July 3, 2007, we approved a private placement offering of 500,000 shares of our common stock at a price of $0.40 per share. On November 22, 2007, our Board of Directors amended the terms of the offering by increasing the number of shares to be offered under the offering from 500,000 to 1,250,000 shares of common stock post-split at a price of $0.40 per share for total potential proceeds of $500,000. There are no assurances that we will complete the sale of any or all of the shares offered. Even if we are able to complete the sale of all of the shares being offered pursuant to the above private placement, we will likely need to obtain additional financing in order to complete our plan of operation and meet our current obligations as they come due.

RESULTS OF OPERATIONS

Summary of First Quarter Results

	Three Months Ended November 30,
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(47,621)	(8,365)	469.3%
Net Loss	$(47,621)	$(8,365)	469.3%

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

Operating Expenses

Our operating expenses for the three months ended November 30, 2007 and 2006 consisted of the following:

	Three Months Ended November 30,		Percentage
	2007	2006	Increase / (Decrease)
General and Administrative	$47,621	$8,365	469.3%
Mineral Property Costs	-	-	n/a
Total Operating Expenses	$47,621	$8,365	469.3%

The increased general and administrative expenses for the three months ended November 30, 2007 when compared to the three months ended November 30, 2006, was primarily attributable to increases in consulting fees and professional fees.

The increased consulting fees are primarily attributable to the fact that we entered into a management consulting agreement with David R. Deering, our Vice-President, Exploration, pursuant to which Mr. Deering is to be paid consulting fees of $6,000 per month in consideration of acting as our Vice-President, Exploration.

Professional fees relate to accounting and legal expenses incurred in connection with meeting our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

We anticipate our operating expenses will increase as we undertake our exploration programs for the Wollaston Lake Property and the Ideal Property. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At November 30, 2007	At August 31, 2007	Increase / (Decrease)
Current Assets	$45,182	$47,789	(5.5)%
Current Liabilities	(344,418)	(299,404)	15.0%
Working Capital (Deficit)	$(299,236)	$(251,615)	18.9%

Cash Flows
	Three Months Ended	Three Months Ended
	November 30, 2007	November 30, 2006
Cash Flows Used In Operating Activities	$(19,309)	$(13,508)
Cash Flows From Financing Activities	14,352	-
Net Increase (Decrease) In Cash During Period	$(4,957)	$(13,508)

The increase in our working capital deficit at November 30, 2007 compared to the year ended August 31, 2007 is primarily attributable to: (i) an increase in our general and administrative expenses associated with meeting our reporting obligations under the Exchange Act; and (ii) from the fact that we had no sources of revenue during the three months ended November 30, 2007.

Future Financings

As of November 30, 2007, our cash on hand was $800. Since our inception, we have used our common stock and loans to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended August 31, 2007, that there is substantial doubt that we will be able to continue as a going concern.

On July 3, 2007, we approved a private placement offering of 500,000 shares of our common stock at a price of $0.40 per share. On November 22, 2007, our board of directors amended the terms of this offering by increasing the number of shares from 500,000 to 1,250,000 shares post split at a price of $0.40 per share for total potential proceeds of $500,000. The offering is being made pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”) and is being made solely to not US persons as defined in Regulation S. As of the date of filing of this report, we have not completed the sale of any of the shares offered pursuant to this private placement and there are no assurances that we will be able to complete the sale of any of the shares offered

We anticipate spending approximately $175,000 over the next twelve months in pursuing our plan of operation. We have a working capital deficit of $299,236 and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will not be as available at this stage of our business.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at November 30, 2007 and for all periods presented in the attached financial statements, have been included. Interim results for the three month period ended November 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our audited financial statements for the year ended August 31, 2007.

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

Completing the next phases of our exploration programs for the Wollaston Lake Property and the Ideal Property is expected to cost approximately $175,000, an amount which is greater than our current financial resources. In addition, as of November 30, 2007, we had a working capital deficit of $299,236. We have not earned any income since our inception and do not anticipate earning income in the foreseeable future. As we do not currently have sufficient working capital to fund the anticipated costs of our exploration programs and meet our current obligations, we will need to obtain additional financing in order to complete our plan of operation.

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

We have accrued net losses of $375,548 for the period from our inception on April 5, 2002 to November 30, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Malone & Bailey, PC, Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Genesis is suitable.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Amendment to Articles of Incorporation – name change to Aztek Ventures Inc.(1)
3.3	Certificate of Change – 2.5-for-1 Stock Split.(3)
3.4	Amendment to Articles of Incorporation – name change to Genesis Uranium Corp.
3.5	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	Purchase Agreement dated September 19, 2002 between Patricia L. Shore and Tekaz Mining Corp.(1)
10.2	Purchase Agreement dated June 25, 2007 between Yellowcake Resources Inc. and Tekaz Mining Corp.(2)
10.3	Loan Agreement dated June 25, 2007 between Aztek Ventures Inc. and Caelum Finance Ltd.(2)
10.4	Management Consulting Agreement with David R. Deering.(4)
14.1	Code of Ethics.(5)
21.1	List of Subsidiaries.(5)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 13, 2006.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed July 3, 2007.
(3)	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed July 16, 2007.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed September 19, 2007.
(5)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on December 14, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS URANIUM CORP.

Date:	January 14, 2008	By:	/s/ Randy White
RANDY WHITE
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)