Form 10-Q
period 2008-02-29
GENESIS URANIUM CORP.
filed 2008-04-21
CIK 1354591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-52445

GENESIS URANIUM CORP.
(Exact name of registrant as specified in its charter)

NEVADA	33-1133537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 Martin Street, Suite 3080
Blaine, WA	98273
(Address of principal executive offices)	(Zip Code)

(360) 332-3170
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] (Do not check if a smaller reporting company)	Non-accelerated filer [ ] Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 14, 2008, the Issuer had 57,304,689 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended February 29, 2008 are not necessarily indicative of the results that can be expected for the year ending August 31, 2008.

As used in this Quarterly Report, the terms "we," "us," "our," “Genesis” and “the Company” mean Genesis Uranium Corp. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

GENESIS URANIUM CORP.
(FORMERLY AZTEK VENTURES INC.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	February	August
	29,	31,
	2008	2007

ASSETS

Current Assets
Cash	$469	$5,757
Prepaid expenses	-	42,032
Total Current Assets	469	47,789

TOTAL ASSETS	$469	$47,789

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Finance contracts	$264,093	$246,151
Accounts payable and accrued liabilities	209,017	40,855
Due to shareholders	27,069	12,398
Total Current Liabilities	500,179	299,404

TOTAL LIABILITIES	500,179	299,404

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, none issued
Common Stock, 750,000,000 common shares authorized with a par	57,305	57,305
value of $0.001, 57,304,689 common shares issued and outstanding
Additional paid-in capital	19,008	19,008
Deficit accumulated during the exploration stage	(576,023)	(327,928)

Total Stockholders’ Deficit	(499,710)	(251,615)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$469	$47,789

See accompanying notes to financial statements

GENESIS URANIUM CORP.
(formerly AZTEK VENTURES INC.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES

					CUMULATIVE
					PERIOD
					FROM
					APRIL 5,
					2002
	THREE MONTHS ENDED		SIX MONTHS ENDED		(INCEPTION)
					TO
	FEBRUARY 29		FEBRUARY 29		FEBRUARY
					29
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Exploration and development	140,419	858	140,419	858	153,277
General and administrative	60,056	19,169	107,676	27,534	232,262
Mineral property acquisition cost	-	-	-	-	190,484

Net Loss For The Period	$(200,475)	$(20,027)	$(248,095)	$(28,392)	$(576,023)

Basic And Diluted Loss Per
Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of
Common Shares Outstanding-	57,304,689	57,304,689	57,304,689	57,304,689
Basic and Diluted

See accompanying notes to financial statements

GENESIS URANIUM CORP.
(formerly AZTEK VENTURES INC.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			April 5, 2002
	SIX MONTHS ENDED		(Inception) through
	February 29,	February 28,	February 29,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(248,095)	$(28,392)	$(576,023)

Adjustments to reconcile net loss to
cash used in operating activities:
Change in operating assets and liabilities
Increase in accounts receivable	-	4,551	-
Decrease inprepaid expenses	42,032	-	0
Increase in accounts payable and accrued	168,162	4.181	209,017
liabilities
NET CASH USED IN OPERATING ACTIVITIES	(37,901)	(19,660)	(367,006)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans	14,671	-	27,069
Finance contract	17,942	-	264,093
Share subscription collected	-	-	76,313

NET CASH PROVIDED BY FINANCING	32,613	-	367,475
ACTIVITIES

NET CHANGE IN CASH	(5,288)	(19,660)	469

CASH AT BEGINNING OF PERIOD	5,757	23,407	-

CASH AT END OF PERIOD	$469	$3,387	$469

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to financial statements

GENESIS URANIUM CORP.
(formerly AZTEK VENTURES INC.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Genesis Uranium Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Genesis’ audited 2007 annual financial statements and notes thereto contained in Genesis Uranium’s Annual Report filed with the SEC on form 10-KSB. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Genesis’ 2007 annual financial statements have been omitted.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Genesis will continue as a going concern. As shown in the accompanying financial statements, Genesis suffered losses for the six months ended February 29, 2008 and has an accumulated deficit at February 29, 2008. These conditions raise substantial doubt as to Genesis’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Genesis is unable to continue as a going concern. Management intends to finance these deficits be selling its common stock.

NOTE 3 – SHARE CAPITAL

     On February 11, 2008 the authorized capital of common stock was increased to 750,000,000 shares and the Issued and outstanding shares were split on the basis of three for every one share previously held. All share and per share amounts have been restated to present the split as if it had occurred on the first day of the first period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under Part II – Item 1A “Risk Factors” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Report on Form 10-KSB, our Quarterly Reports on Form 10-QSB and on Form 10-Q and our Current Reports on Form 8-K.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in two mineral properties: one property located in the Province of Saskatchewan, Canada, that we call the “Wollaston Lake Property,” and one mineral property located in the Province of British Columbia, Canada, that we call the “Ideal Property.” The Wollaston Lake Property consists of two prospecting permits covering 80,587 hectares (approximately 199,134 acres) located in northeastern Saskatchewan. The Ideal Property consists of an area of approximately 169 hectares (approximately 417 acres) located on Vancouver Island, approximately 13 miles west of the City of Port Alberni. Title to our mineral properties is currently held by our wholly owned subsidiary, Tekaz Mining Corp.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred subsequent to our fiscal quarter ended November 30, 2007:

1.

On December 13, 2007, pursuant to the terms of a share transfer agreement dated November 30, 2007, Randy White purchased 13,000,000 pre-split (39,000,000 post-split) shares of our common stock from Curt White, our former sole executive officer and director. As a result of the completion of the sale of these shares, Mr. Randy White now owns approximately 68.1% of our issued and outstanding common stock, resulting in a change in control.

Also on December 13, 2007, Mr. Curt White and David R. Deering resigned as members of our Board of Directors and Mr. Randy White was appointed as our sole director. In addition,

Mr. Randy White replaced Mr. Curt White as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer.

2.

On February 5, 2008, we effected a 3 for 1 stock split of our common stock. As a result, our authorized capital was increased from 250,000,000 shares of common stock, par value of $0.001 per share, of which 19,101,563 were issued and outstanding, to 750,000,000 shares of common stock, par value $0.001 per share, of which 57,304,689 shares are issued and outstanding. In connection with the stock split, our trading symbol on the OTC Bulletin Board was changed to “GERU”.

3.

Effective February 22, 2008, David R. Deering resigned as our Vice President of Exploration. The resignation of Mr. Deering was for personal reasons. There was no disagreement between Mr. Deering and us regarding any matter relating to our operations, policies or practices.

PLAN OF OPERATION

During the next twelve months, we intend to conduct mineral exploration activities on the Wollaston Lake Property. Our management has deprioritized our exploration program for the Ideal Property based on the progress and potential of the Wollaston Lake Property. As a result, our exploration program for the Ideal Property has been suspended.

During the next twelve months, our exploration program on the Wollaston Lake Property will consist of compiling and reviewing all historical data on the Wollaston Lake Property, interpreting the results of an airborne electromagnetic and radiometric survey of the area and conducting ground follow up on selected targets of interest.

On August 20, 2007, we engaged Terraquest to conduct airborne electromagnetic and radiometric surveys on the Wollaston Lake Property. In early 2008, Terraquest completed the airborne survey of the Wollaston Lake Property. In March 2008, we engage TerraNotes Ltd. to interpret the results of our airborne and electromagnetic survey done on the Wollaston Lake Property. We anticipate that TerraNotes will provide us with a formal report on the results of our exploration program by the end of April, 2008.

A decision on whether or not to proceed with our exploration program on the Wollaston Lake Property will be made by assessing whether the results of this initial phase of our exploration program are sufficiently positive. In making this decision, we will rely on the recommendations made by our consulting geologists.

If the results are sufficiently positive, we anticipate that we will conduct ground follow up on selected targets of interest in summer 2008. The cost of our 2008 exploration program is expected to be approximately $310,000. We are required to incur this amount in order to maintain the Wollaston Lake Property in good standing. If we are unable to do so, our permits on the Wollaston Lake Property will expire.

In addition to the above mineral exploration expenses, we expect to spend approximately $25,000 over the next twelve months on general office and administrative expenses and on legal and accounting fees associated with operating our business and in meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

As of February 29, 2008, we had cash on hand of $469. As such, we currently do not have sufficient financial resources to meet the anticipated costs of completing our exploration program for the Wollaston Lake Property or the anticipated administrative costs of operating our business for the next twelve months.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second	Second		Six	Six
	Quarter	Quarter		Months	Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	February	February	Increase /	February	February	Increase /
	29, 2008	28, 2007	(Decrease)	29, 2008	28, 2007	Decrease
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(200,475)	(20,027)	901.0%	(248,095)	(28,392)	773.8%
Net Loss	$(200,475)	$(20,027)	901.0%	$(248,095)	$(28,392)	773.8%

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

Operating Expenses

Our operating expenses for the relevant periods consisted of the following:

	Second	Second			Six
	Quarter	Quarter		Six Months	Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	February	February	Increase /	February	February	Increase /
	29, 2008	28, 2007	(Decrease)	29, 2008	28, 2007	Decrease
Exploration and development	$140,419	$858	16,265.9%	$140,419	$858	16,265.9%
General and Administrative	60,056	19,169	213.3%	107,676	27,534	291.1%
Mineral Property Acquisition Costs	-	-	n/a	-	-	n/a
Total Operating Expenses	$200,475	$20,027	901.0%	$248,095	$28,392	778.3%

The increase in general and administrative expenses for the quarter ended February 29, 2008 when compared to the quarter ended February 28, 2007, was primarily attributable to increases in mineral exploration expenses, consulting fees and professional fees.

Mineral exploration expenses increased from $858, during the quarter ended February 28, 2007, to $140,419, during the quarter ended February 29, 2008. This increase is a result of the fact that we conducted our airborne and electromagnetic survey on the Wollaston Lake Property during the quarter ended February 29, 2008.

The increased consulting fees are primarily attributable to the fact that we entered into a management consulting agreement with David R. Deering, our Vice-President, Exploration, pursuant to which Mr. Deering is to be paid consulting fees of $6,000 per month in consideration of acting as our Vice-President, Exploration. Effective February 22, 2008, we ceased payment of Mr. Deering’s consulting fees as he resigned as our Vice-President, Exploration.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At February 29, 2008	At August 31, 2007	Increase / (Decrease)
Current Assets	$469	$47,789	(99.0)%
Current Liabilities	(500,179)	(299,404)	67.1%
Working Capital (Deficit)	$(499,710)	$(251,615)	98.6%

Cash Flows
		Six Months Ended	Six Months Ended
		February 29, 2008	February 28, 2007
Cash Flows Used In Operating Activities		$(37,901)	$(19,660)
Cash Flows From Financing Activities		32,613	-
Net Increase (Decrease) In Cash During Period		$(5,288)	$(19,660)

The increase in our working capital deficit at February 29, 2008 compared to the year ended August 31, 2007 is primarily attributable to: (i) a significant increase in our mineral exploration expenses; (ii) from the fact that we had no sources of revenue during the six months ended February 29, 2008; and (iii) the fact that our sole source of financing came in the form of short term loans.

Future Financings

As of February 29, 2008, our cash on hand was $469. Since our inception, we have used our common stock and loans to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended August 31, 2007, that there is substantial doubt that we will be able to continue as a going concern.

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

We anticipate spending approximately $335,000 over the next twelve months in pursuing our plan of operation. We have a working capital deficit of $499,710 and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will not be as available at this stage of our business.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 29, 2008 and for all periods presented in the attached financial statements, have been included. Interim results for the six months period ended February 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

If we do not obtain additional financing, our business will fail.

Completing the next phases of our exploration programs for the Wollaston Lake Property and the Ideal Property is expected to cost approximately $335,000, an amount which is greater than our current financial resources. In addition, as of February 29, 2008, we had a working capital deficit of $499,710. We have not earned any income since our inception and do not anticipate earning income in the foreseeable future. As we do not currently have sufficient working capital to fund the anticipated costs of our exploration programs and meet our current obligations, we will need to obtain additional financing in order to complete our plan of operation.

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

We have accrued net losses of $576,023 for the period from our inception on April 5, 2002 to February 29, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Malone & Bailey, PC, Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Genesis is suitable.

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

Randy White, our sole executive officer and director, controls 68.06% of our issued and outstanding shares of common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. White is able to control who is elected to our Board of Directors and thus could act, or could have the power to act, as our management. Since Mr. White is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. White exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our Board of Directors. Also, due to his stock ownership position, Mr. White will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our articles of incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. White to their detriment, and (iii) control over transactions between him and Genesis.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Amendment to Articles of Incorporation – name change to Aztek Ventures Inc.(1)
3.3	Certificate of Change – 2.5-for-1 Stock Split.(3)
3.4	Amendment to Articles of Incorporation – name change to Genesis Uranium Corp.(5)
3.4	Certificate of Change – 3-for-1 Stock Split.
3.5	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	Purchase Agreement dated September 19, 2002 between Patricia L. Shore and Tekaz Mining Corp.(1)
10.2	Purchase Agreement dated June 25, 2007 between Yellowcake Resources Inc. and Tekaz Mining Corp.(2)
10.3	Loan Agreement dated June 25, 2007 between Aztek Ventures Inc. and Caelum Finance Ltd.(2)
10.4	Management Consulting Agreement with David R. Deering.(4)
14.1	Code of Ethics.(5)
21.1	List of Subsidiaries.(5)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS URANIUM CORP.

Date:	April 20, 2008	By:	/s/ Randy White
RANDY WHITE
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)