Form 10-Q
period 2008-05-31
Vault Technology, Inc.
filed 2008-07-15
CIK 1354591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-52445

VAULT TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

NEVADA	33-1133537
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

435 Martin Street, Suite 3080
Blaine, WA	98273
(Address of principal executive offices)	(Zip Code)

(360) 332-3170
(Registrant’s telephone number, including area code)

Genesis Uranium Corp.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”
“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 9, 2008, the Issuer had 57,304,689 Shares of Common Stock
outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended May 31, 2008 are not necessarily indicative of the results that can be expected for the year ending August 31, 2008.

As used in this Quarterly Report, the terms "we," "us," "our," “Vault” and “the Company” mean Vault Technology, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

VAULT TECHNOLOGY INC.
(Formerly GENESIS URANIUM CORP.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	May	August
	31,	31,
	2008	2007

ASSETS

Current Assets
Cash	$150	$5,757
Prepaid expenses	12,309	42,032
Total Current Assets	12,459	47,789

TOTAL ASSETS	$12,459	$47,789

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Finance contracts	$325,166	$246,151
Accounts payable and accrued liabilities	135,375	40,855
Due to shareholders	87,696	12,398
Total Current Liabilities	548,237	299,404

TOTAL LIABILITIES	548,237	299,404

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 100,000,000 shares authorized, none issued
Common Stock, 750,000,000 common shares authorized with a par	57,305	57,305
value of $0.001, 57,304,689 common shares issued and outstanding
Additional paid-in capital	19,008	19,008
Deficit accumulated during the exploration stage	(612,091)	(327,928)

Total Stockholders’ Deficit	(535,778)	(251,615)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,459	$47,789

See accompanying notes to consolidated financial statements

VAULT TECHNOLOGY INC.
(formerly GENESIS URANIUM CORP.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

					CUMULATIVE
					PERIOD
					FROM
					APRIL 5,
					2002
	THREE MONTHS ENDED		NINE MONTHS ENDED		(INCEPTION)
					TO
	MAY 31		MAY 31		MAY 31
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	20,838	(2,851)	268,933	25,541	406,377
Mineral property acquisition cost
exploration costs	15,230	-	15,230	-	205,714

Net Income (Loss) For The Period	$(36,068)	$2,851	$(284,163)	$(25,541)	$(612,091)

Basic And Diluted Loss Per
Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of
Common Shares Outstanding-	57,304,689	57,304,689	57,304,689	57,304,689
Basic and Diluted

See accompanying notes to consolidated financial statements

VAULT TECHNOLOGY INC.
(formerly GENESIS URANIUM CORP.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			April 5, 2002
			(Inception)
	NINE MONTHS ENDED		through
	May 31,	May 31,	May 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(284,163)	$(25,541)	$(612,091)

Adjustments to reconcile net loss to
cash used in operating activities:
Change in operating assets and liabilities
Increase in accounts receivable	-	4,551	-
(Increase) Decrease in prepaid expenses	29,723	490	(12,309)
Increase (Decrease) in accounts payable and	94,520	(10,893)	135,375
accrued liabilities
NET CASH USED IN OPERATING ACTIVITIES	(159,920)	(31,483)	(489,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans	75,298	9,205	87,696
Finance contracts	79,015	-	325,166
Share subscription collected	-	-	76,313

NET CASH PROVIDED BY FINANCING	154,313	9,205	489,175
ACTIVITIES

NET CHANGE IN CASH	(5,607)	(22,278)	150

CASH AT BEGINNING OF PERIOD	5,757	23,407	-

CASH AT END OF PERIOD	$150	$769	$150

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to consolidated financial statements

VAULT TECHNOLOGY INC.
(formerly GENESIS URANIUM CORP.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Vault Technology, Inc. (formerly Genesis Uranium Corp.) changed its name on April 21, 2008. The accompanying unaudited interim financial statements of Vault Technology Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Vaults’ audited 2007 annual financial statements and notes thereto contained in Vaults’ Annual Report filed with the SEC on form 10-KSB. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Vaults’ 2007 annual financial statements have been omitted.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Vault will continue as a going concern. As shown in the accompanying financial statements, Vault suffered losses for the nine months ended May 31, 2008 and has an accumulated deficit at May 31, 2008. These conditions raise substantial doubt as to Vaults’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Vault is unable to continue as a going concern. Management intends to finance these deficits be selling its common stock.

NOTE 3 – SHARE CAPITAL

On February 11, 2008 the authorized capital of common stock was increased to 750,000,000 shares and the Issued and outstanding shares were split on the basis of three for every one share previously held. All share and per share amounts have been restated to present the split as if it had occurred on the first day of the first period presented.

NOTE 4 – SHAREHOLDER LOANS

During the nine months ended May 31, 2008, Vault borrowed $75,298. This loan is unsecured, not subject to interest and is payable on demand.

NOTE 5 – FINANCE CONTRACTS

On June 25, 2007, Vault borrowed $220,000 in Canadian Dollars from Caelum Finance of Vancouver, British Columbia, Canada. This loan is subject to interest at 8% per annum and is repayable on or before December 25, 2007 and may be extended at the discretion of the lender and is currently currently in due on demand.

On August 9, 2007, Vault borrowed an additional $39,985 in Canadian Dollars from Caelum Finance Ltd, also subject to interest at 8% per annum and is due on demand..

On March 10, 2008, Vault borrowed an additional $62,920 in Canadian Dollars from Caelum Finance Ltd, also subject to interest at 8% per annum and is due on demand..

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

OVERVIEW

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in two mineral properties: one property located in the Province of Saskatchewan, Canada, that we call the “Wollaston Lake Property,” and one mineral property located in the Province of British Columbia, Canada, that we call the “Ideal Property.” The Wollaston Lake Property consists of two prospecting permits covering 80,587 hectares (approximately 199,134 acres) located in northeastern Saskatchewan. The Ideal Property consists of an area of approximately 169 hectares (approximately 417 acres) located on Vancouver Island, approximately 13 miles west of the City of Port Alberni. Title to our mineral properties is held by our wholly owned subsidiaries.

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

RECENT CORPORATE DEVELOPMENTS

The following corporate developments occurred subsequent to our second fiscal quarter ended February 29, 2008:

1.

Effective April 21, 2008, we amended our Articles of Incorporation to change our name from “Genesis Uranium Corp.” to “Vault Technology, Inc.” (the “Name Change”). The purpose of the Name Change was to make our name more generic to reflect the possibility of future business opportunities other than uranium exploration.

2.	As a result of the Name Change, our OTC Bulletin Board symbol was changed to “VULT” as of May 2, 2008.

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

On August 20, 2007, we engaged Terraquest to conduct airborne electromagnetic and radiometric surveys on the Wollaston Lake Property. In early 2008, Terraquest completed the airborne survey of the Wollaston Lake Property. In March 2008, we engaged TerraNotes Ltd. to interpret the results of our airborne and electromagnetic survey done on the Wollaston Lake Property. As of the date of this Quarterly Report, we have not received a formal report on the results of the exploration program from TerraNotes. Prior to TerraNotes providing us with the report, we will be required to pay all outstanding amounts owed to them.

A decision on whether or not to proceed with our exploration program on the Wollaston Lake Property will be made by assessing whether the results of this initial phase of our exploration program are sufficiently positive. In making this decision, we will rely on the recommendations made by our consulting geologists.

If the results are sufficiently positive, we anticipate that we will conduct ground follow up on selected targets of interest in fall 2008. The cost of our 2008 exploration program is expected to be approximately $310,000. We are required to incur this amount in order to maintain the Wollaston Lake Property in good standing. If we are unable to do so, our permits on the Wollaston Lake Property will expire.

In addition to the above mineral exploration expenses, we expect to spend approximately $25,000 over the next twelve months on general office and administrative expenses and on legal and accounting fees associated with operating our business and in meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

As of May 31, 2008, we had cash on hand of $150. As such, we currently do not have sufficient financial resources to meet the anticipated costs of completing our exploration program for the Wollaston Lake Property or the anticipated administrative costs of operating our business for the next twelve months.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended		Percentage	Nine Months Ended		Percentage
	May 31,		Increase /	May 31,		Increase /
	2008	2007	(Decrease)	2008	2007	Decrease
Revenue	$ --	$ --	n/a	$ --	$ --	n/a
Expenses	(36,068)	2,851	1,365.1%	(284,163)	(25,541)	1,012.6%
Net Income (Loss)	$ (36,068)	$ 2,851	1,365.1%	$(284,163)	$ (25,541)	1,012.6%

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

Operating Expenses

Our operating expenses for the relevant periods consisted of the following:

	Third Quarter Ended		Percentage	Nine Months Ended		Percentage
	May 31,		Increase /	May 31,		Increase /
	2008	2007	(Decrease)	2008	2007	Decrease
General and Administrative	$20,838	$ (2,851)	830.9%	$268,933	$ 25,541	952.9%
Mineral Property Acquisition Costs and Exploration Costs	15,230	-	n/a	15,230	-	n/a
Total Operating (Income) Expenses	$ 36,068	$ (2,851)	1,365.1%	$ 284,163	$ 25,541	1,012.6%

The increase in general and administrative expenses for the quarter ended May 31, 2008 when compared to the quarter ended May 31, 2007, was primarily attributable to increases in mineral exploration expenses, professional fees and interest and bank charges.

Mineral exploration expenses increased from $nil, during the quarter ended May 31, 2007, to $15,230, during the quarter ended May 31, 2008. The increase in mineral exploration expenses primarily relate to amounts paid to Terraquest in connection with our airborne and electromagnetic survey done on the Wollaston Lake Property.

Professional fees relate to accounting and legal expenses incurred in connection with meeting our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”).

Interest and bank charges increased from $104, during the quarter ended May 31, 2007, to $6,620, during the quarter ended May 31, 2008. The increase in interest and bank charges is primarily attributable to interest incurred in connection with our financing contracts.

We anticipate our operating expenses will increase as we undertake our exploration programs for the Wollaston Lake Property and the Ideal Property. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At May 31, 2008	At August 31, 2007	Increase / (Decrease)
Current Assets	$12,459	$47,789	(73.9)%
Current Liabilities	$(548,237)	$(299,404)	83.1%
Working Capital (Deficit)	$(535,778)	$(251,615)	112.9%

Cash Flows
		Nine Months Ended	Nine Months Ended
		May 31, 2008	May 31, 2007
Cash Flows Used In Operating Activities		$(159,920)	$(31,483)
Cash Flows From Financing Activities		$154,313	$9,205
Net Increase (Decrease) In Cash During Period	$	$(5,607)	$(22,278)

The increase in our working capital deficit at May 31, 2008 compared to the year ended August 31, 2007 is primarily attributable to: (i) a significant increase in our mineral exploration expenses; (ii) the fact that we had no sources of revenue during the nine months ended May 31, 2008; and (iii) the fact that our sole source of financing came in the form of short term loans.

During the nine months ended May 31, 2008, we received the following loans:

(a)	a loan of $75,298 from a shareholder. The loan is unsecured, non-interest bearing and due on demand; and

(b)	a loan of $62,920 CDN from Caelum Financing Ltd. The loan bears interest at a rate of 8% per annum.

Future Financings

As of May 31, 2008, our cash on hand was $150. Since our inception, we have used our common stock and loans to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended August 31, 2007, that there is substantial doubt that we will be able to continue as a going concern.

On July 3, 2007, we approved a private placement offering of 500,000 shares of our common stock at a price of $0.40 per share. On November 22, 2007, our board of directors amended the terms of this offering by increasing the number of shares from 500,000 to 1,250,000 shares at a price of $0.40 per share for total potential proceeds of $500,000. The offering is being made pursuant to the provisions of Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”) and is being made solely to not US persons as defined in Regulation S. As of the date of filing of this report, we have not completed the sale of any of the shares offered pursuant to this private placement and there are no assurances that we will be able to complete the sale of any of the shares offered.

We anticipate spending approximately $335,000 over the next twelve months in pursuing our plan of operation. We have a working capital deficit of $535,778 and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will not be as available at this stage of our business.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31, 2008 and for all periods presented in the attached financial statements, have been included. Interim results for the nine months period ended May 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Acquisition, Exploration and Evaluation Expenditures

We are an exploration stage mining company and have not yet realized any revenue from our operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition costs are expensed as incurred. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves.

We regularly perform evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change, which indicate the carrying amount of an asset may not be recoverable.

Mining Properties

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are reevaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

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

Completing the next phases of our exploration programs for the Wollaston Lake Property and the Ideal Property is expected to cost approximately $335,000, an amount which is greater than our current financial resources. In addition, as of May 31, 2008, we had a working capital deficit of $535,778. We have not earned any income since our inception and do not anticipate earning income in the foreseeable future. As we do not currently have sufficient working capital to fund the anticipated costs of our exploration programs and meet our current obligations, we will need to obtain additional financing in order to complete our plan of operation.

We have approved a private placement offering of 500,000 shares of our common stock at a price of $0.40 per share. On November 22, 2007, our board of directors amended the terms of this offering by increasing the number of shares from 500,000 to 1,250,000 shares at a price of $0.40 per share for total potential proceeds of $500,000. However, we have not yet completed the sale of any of the shares being offered. Even if we are able to complete the sale of all of the shares being offered, of which there is no assurance, we will still require additional financing. We have not made any other financing arrangements and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors outside of our control, including the results from our exploration program, and any unanticipated problems relating to our mineral exploration activities, including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to earn revenue and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have accrued net losses of $612,091 for the period from our inception on April 5, 2002 to May 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Malone & Bailey, PC, our Independent Registered Public Accounting Firm, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result, we may have to liquidate our business and investors may lose their investment.

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

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of Saskatchewan and the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

-	Water discharge will have to meet drinking water standards;
-	Dust generation will have to be minimal or otherwise re-mediated;
-	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
-	An assessment of all material to be left on the surface will need to be environmentally benign;
-	Ground water will have to be monitored for any potential contaminants;
-	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and
-	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

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

Randy S. White, our sole executive officer and director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our sole executive officer and director, Randy S. White, owns 68.06% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. White may be inconsistent with the interests of other stockholders.

Randy S. White, our sole executive officer and director, controls 68.06% of our issued and outstanding shares of common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr.

White is able to control who is elected to our Board of Directors and thus could act, or could have the power to act, as our management. Since Mr. White is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. White exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our Board of Directors. Also, due to his stock ownership position, Mr. White will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our articles of incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. White to their detriment, and (iii) control over transactions between him and Vault.

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

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.               OTHER INFORMATION.

None.

ITEM 6.               EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Amendment to Articles of Incorporation – name change to Aztek Ventures Inc.(1)
3.3	Certificate of Change – 2.5-for-1 Stock Split.(3)
3.4	Amendment to Articles of Incorporation – name change to Genesis Uranium Corp.(5)
3.5	Certificate of Change – 3-for-1 Stock Split.(6)
3.1	Certificate of Amendment to Articles of Incorporation – Name Change from Genesis Uranium Corp. to Vault Technology, Inc. effective April 21, 2008.(7)
3.6	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	Purchase Agreement dated September 19, 2002 between Patricia L. Shore and Tekaz Mining Corp.(1)
10.2	Purchase Agreement dated June 25, 2007 between Yellowcake Resources Inc. and Tekaz Mining Corp.(2)
10.3	Loan Agreement dated June 25, 2007 between Aztek Ventures Inc. and Caelum Finance Ltd.(2)
10.4	Management Consulting Agreement with David R. Deering.(4)
14.1	Code of Ethics.(5)
21.1	List of Subsidiaries.(5)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 13, 2006.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed July 3, 2007.
(3)	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed July 16, 2007.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed September 19, 2007.
(5)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed on December 14, 2007.
(6)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed April 21, 2008.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed May 7, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VAULT TECHNOLOGY, INC.

Date:	July 15, 2008	By:	/s/ Randy S. White
RANDY S. WHITE
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)