Form 10-K
period 2008-08-31
Vault Technology, Inc.
filed 2008-12-16
CIK 1354591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended August 31, 2008

[    ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____to _____

COMMISSION FILE NUMBER 000-52445

Vault Technology, Inc.
 (Name of registrant in its charter)

NEVADA	33-1133537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4901 NW 17th Way, Suite 405,
Ft. Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)

954-492-9200
 Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]
State issuer’s revenues for its most recent fiscal year: NIL.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $640,609, based on a price of $0.035 per share post-split, being the last price at which shares of common stock were traded on the OTC Bulletin Board on December 10, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 10, 2008, the Issuer had 57,304,689 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [ X ]

PART I

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements”. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-K. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” the “Company,” and “Vault” mean Vault Technology, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.	DESCRIPTION OF BUSINESS

OVERVIEW

We were incorporated on April 5, 2002 under the laws of the State of Nevada as “Aztek Ventures Inc.” Effective November 13, 2007, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” Effective April 21, 2008, we amended our Articles of Incorporation to change our name from “Genesis Uranium Corp.” to “Vault Technology, Inc.” to reflect the change in our business focus beyond solely that of uranium exploration.  As a result, our OTC Bulletin Board symbol became “VULT” as of May 2, 2008.

We were formerly a resource exploration and development company focusing on our uranium project in the Wollaston domain of North Eastern Saskatchewan, Canada.  Subsequent to the period covered by this report, on October 8, 2008, we disposed of our interest in the Wollaston property in the description given below.

As far as our mineral exploration activities, we owned an undivided interest in one mineral property located in the Province of British Columbia, Canada, that we call the “Ideal Property.” The Ideal Property consists of an area of approximately 169 hectares (approximately 417 acres) located in on Vancouver Island, approximately 13 miles west of the City of Port Alberni. Title to our mineral properties is currently held by our wholly owned subsidiary, Tekaz Mining Corp. (“Tekaz”).  We recently agreed to settle a corporate debt owed in exchange for our interest in a mineral property located in the Province of Saskatchewan, Canada,  that we called the “Wollaston Lake Property” which consists of two prospecting permits covering 80,587 hectares (approximately 199,134 acres) located in northeastern Saskatchewan.

On October 9, 2008, we executed a Release and Settlement Agreement (“Agreement”) with Tekaz Mining Corp., a British Columbia corporation, 101117559 Saskatchewan Ltd., a Saskatchewan corporation (collectively the “Vault Entities”) and Caelum Finance Ltd., a British Columbia corporation and Curt White, an individual, (collectively the “Caelum Parties”), formerly one of our officers, one of our directors and formerly a shareholder.  The Agreement serves to terminate all existing relationships and settle all outstanding debts between the Vault Entities and the Caelum Parties.  These included the loan agreement (“Loan Agreement”) dated June 25, 2007 and an amendment (“Amendment”) which provided that the principal be secured by collateral in the form of the Wollaston East Claims MPP 1253 and MPP 1255.

In exchange for entering into this Agreement, the Vault Entities agreed to transfer all rights, title and interest to the Wollaston East Claims MPP 1253 and MPP 1255 to Caelum Finance Ltd., as full and complete consideration of all of the obligations under the Agreement and as payment in full.  In return, and on behalf of the Caelum Parties, Caelum Finance Ltd. agreed to waive its claims under any loan or note made by us and the Vault Entities, and specifically agreed that the Property shall be payment in full for the Loan Agreement as amended, the amount of CDN$220,000.  Upon executing the Agreement, Curt White agreed to deliver his entire share ownership of our common stock, which consisted of 2,250,000 shares, or approximately 3.9% of our issued and outstanding common stock.  Curt White also waived any claims under any loan or note made by us and the Vault Entities.

On October 8, 2008 we announced that we signed a non-binding letter of intent to acquire Digital Media Invention, LLC. Digital Media Invention (DMI) is an intellectual property and patent portfolio management and licensing firm focusing on a methodology for searching, negotiating, acquiring, enforcing, and licensing intellectual property and patent rights.  Over the past couple of years, DMI has accumulated a number of patents and intellectual property rights for products and services related to consumer goods, electronics, and digital media distribution. DMI has developed a methodology for searching, negotiating, acquiring, enforcing, and licensing intellectual property and patent rights. The company has experience in evaluating whether products and/or processes infringe on the intellectual property rights owned by clients and effectively researching market viability and commercialization opportunities.

On November 21, 2008, we announced that we executed a Non-Binding Letter of Intent to acquire 100% of the shares of Presentation Concepts Corporation (PCC). Founded in 1997, PCC is a multimedia services company specializing in audiovisual systems integration and IT services.   Based in Syracuse, New York, PCC has offices throughout New York State providing audiovisual systems design, integration, sales, rental and services. Their products include large format displays, projection equipment, interactive whiteboards, control systems, digital signage systems, and video conferencing systems. PCC also specializes in e-mail, networking and web services to small and medium sized businesses providing enterprise level products and services, including Content Management Systems, MS Exchange, Mobile Messaging, and Web Portals.  PCC’s clients include Cornell University, Syracuse University, the State of New York, Blue Cross/Blue Shield and Lockheed Martin, among others.

Business. We are a full service audio visual integration firm that serves the education, government and commercial marketplace.  We provide multimedia consulting, complete classroom, boardroom, and conference room design and installation of audiovisual products and sound system design and installation.  In addition to its complex product offering, Vault provides training, service and on-going customer support. As part of our new business focus, we have also begun exploring other opportunities in the products and services arena related to audiovisual systems integration, home theater systems and digital media. We have also deployed additional resources into the acquisition of operating entities that deliver products and services related to audiovisual systems integration, home theater systems and digital media.  We have not earned any revenues to date.

Our Industry. We believe the audiovisual system integration and technology solutions market segments are large and will continue to grow.  According to a 2007 study conducted by InfoComm International Association (ICIA), the size of the North American audiovisual market is estimated at $25 billion. Revenues for audiovisual companies serving the North American market are expected to grow by 11% from 2008 to 2009, which was the fourth consecutive year that significant growth was projected for the audiovisual industry. We believe the growth of the industry is being largely driven by the audiovisual technology's ability to provide the business tools needed for day-to-day activities, enhanced communication between internal and external audiences, increased efficiency, creation of a more effective learning environment, saved time and money through increased efficiencies, and higher costs for business travel.

Competition. The audiovisual marketplace is a highly competitive space.  Vault faces competition from a variety of equipment providers and audiovisual integrators.  There are a large number of big box retailers that offer similar products to Vault’s product offering.  They include Best Buy and Circuit City, as well as Internet-based resellers of audiovisual products.  Vault is also competing with companies in the audiovisual integration space that are much larger, have a greater operating region, greater resources and more experience in the marketplace.

There are many audiovisual integrators that have contracts in place with federal, state, and local governments that make it more difficult for Vault to enter the government market.  In addition to contracts, Vault faces stiff price competition with audiovisual integrators that have greater buying power with vendors due to large purchasing volumes.  If Vault cannot negotiate competitive pricing with vendors or offer additional value-added services to its customers, it will be difficult for the Company to compete in various markets.

The audiovisual industry is a high growth market utilizing technology that changes rapidly.  If Vault does not keep up with technology changes through on-going training and education, it will not be successful.  To be competitive, Vault must also be willing to move into new areas that the audiovisual industry is heading, for example the convergence of audiovisual technology with IP based products and integration with the Internet.  Additional technologies and applications that will shape the audiovisual industry are inexpensive, full featured control systems, HD video and HD conferencing, and audiovisual security and surveillance systems.  The Company must maintain a high level of knowledge in order to provide customers with these products and services to be successful.

Government Regulation. We are subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. We believe that we are in conformity with all applicable laws in all relevant jurisdictions. We do not believe that we have not been affected by any of the rules and regulations specified in this section.

Our former mineral property development and exploration business required us to comply with all regulations, rules and directives of government authorities and agencies applicable to the exploration of minerals.  We believe we are no longer subject to these regulations as we have exited the mineral property development and exploration business.

Employees. We have no employees other than our executive officers and directors. We conduct our business largely through consultants. We conduct our business through agreements with consultants and arms-length third parties. In addition, we have a verbal arrangement with the consulting geologists currently conducting the exploratory work on our mineral properties. Currently our only employee is Nick Arroyo, who was hired in August 2008 and his salary for this period was paid by a related party and is included as a liability in the enclosed financial statements.

Research and Development.  We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future.

Intellectual Property.   We do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties. We intend to protect various words, names, symbols, and devices that are used with goods produced by us through the use of trademarks, and our services through the use of service marks, although we have not filed any applications to date.

We own the Internet domain name www.vaulttechnology.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

ITEM 1A.	RISK FACTORS

If we do not obtain additional financing, our business will fail.

Executing our business plan requires a significant amount of cash, far in excess of our current financial resources. In addition, as of August 31, 2008, we had a working capital deficit of $535,882. We have not earned any income since our inception and do not anticipate earning income until the third quarter of 2009. As we do not currently have sufficient working capital to fund the anticipated costs of our acquisitions and meet our current obligations, we will need to obtain additional financing in order to complete our plan of operation. We have not approved any financing arrangement(s) and we may not be able to obtain financing when required.  Not obtaining additional financing in a timely manner will cause our business to fail.

Our entry into new lines of business as well as potential future acquisitions, entail numerous risk and uncertainties that could have an adverse effect on our business.

We may enter into new or different lines of business, acquisitions, as determined and approved by management and the board of directors. Our acquisitions as well as any future acquisitions or joint ventures, could result in numerous risks and uncertainties including:

•
Potentially dilutive issuances of equity securities, which may be issued at the time of the transaction or in the future if certain performance or other criteria are met or not met, as the case may be.  These securities may be freely tradable in the public market or subject to registration rights which could require us to publicly register a large amount of our common stock, which could have a material adverse effect on our stock price;

•	Diversion of management’s attention and resources from our current business;
•	Significant write-offs if we determine that the business acquisition does not fit or perform up to expectations;
•	The incurrence of debt and contingent liabilities or impairment charges related to goodwill and other long-lived assets;
•	Difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies; and
•	Material decreases in short-term liquidity.

We have yet to earn revenue and, because our ability to sustain our operations is dependent on our ability to raise financing, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred net losses of $612,195for the period from our inception on April 5, 2002 to August 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the companies acquired. These factors raise substantial doubt that we will be able to continue as a going concern. Malone & Bailey, PC, Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to execute our business plan. As a result, we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining if an investment in Vault is suitable.

We may not be able to compete effectively with other providers that have more resources and experience than we have.

Our industry is significantly competitive. We have competitors that provide some or all of the services we provide and who are larger and have more resources than we do. Many of our competitors have significantly greater financial, human and marketing resources than we have. As a result, such competitors may be able to respond more quickly to new trends and changes in customer demands. Such competitors may also be able to devote greater resources to the development, promotion, sale, and support of their services than we do. If we do not compete effectively with current and future competitors, we may be unable to secure new and renewed client contracts, or we may be required to reduce our rates in order to complete effectively. This could result in a reduction in our revenues, resulting in lower earnings or operating losses.

Because one of our executive officers and one of our directors, Randy White, owns 68.06% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. White may be inconsistent with the interests of other stockholders.

Randy White, one of our executive officers and one of our directors, controls 68.06% of our issued and outstanding shares of common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. White is able to control who is elected to our Board of Directors and thus could act, or could have the power to act, as our management. Since Mr. White is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. White exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our Board of Directors. Also, due to his stock ownership position, Mr. White will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our articles of incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. White to their detriment, and (iii) control over transactions between him and Vault.

Our officers and directors are engaged in other activities that could conflict with our interests. Therefore, our officers and directors may not devote sufficient time to our affairs, which may affect our ability to conduct marketing activities and generate revenues.

The individuals serving as our officers and directors have existing responsibilities and may have additional responsibilities to provide management and services to other entities. As a result, conflicts of interest between us and the other activities of those entities may occur from time to time, in that our officers and directors shall have conflicts of interest in allocating time, services, and functions between the other business ventures in which they may be or become involved and our affairs.

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

The costs to meet our reporting requirements as a public company subject to the Exchange Act of 1934 will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $50,000.00 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is a very limited public market for shares of our common stock. We cannot guarantee that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

We currently do not own any physical property. As of August 31, 2008, we held a 100% undivided interest in the Wollaston Lake Property. Subsequent to the period covered by this report, we disposed of our interest in the Wollaston Lake Property in order to settle a corporate debt owed.

We currently rent our office space located at 4901 NW 17th Way, Suite 405, Ft. Lauderdale, FL 33309 at of cost of $1,200 per month including electricity, internet access and unlimited domestic and international calling. This office space consists of approximately 182 square feet, and was subject to a four-month lease, ending on November 30, 2008.  We now rent the office space on a month to month basis.  On December 1, 2008, we entered into a lease agreement with a third party for a term of three years with monthly lease payment of $2,941.

Disposition of the Wollaston Lake Property. On October 9, 2008, we agreed to dispose of our rights and interests in the Wollaston Lake Property to settle a corporate debt.  This was pursuant to a settlement agreement described herein.  Pursuant to this agreement, we, along with related entities, and Caelum Finance Ltd., (“Caelum”) and Curt White, formerly one of our officers, one of our directors and formerly a shareholder, agreed to terminate all existing relationships and settle all outstanding debts between us and Caelum, which were secured by collateral in the form of the Wollaston Lake Property.

The Ideal Property. We owned a 100% undivided interest in this property; this interest has expired and as previously reported, exploration on this property was suspended. The Ideal Property was comprised of an eight-cell claim block covering an area of approximately 169 hectares, located on Vancouver Island in the Province of British Columbia, Canada, approximately 13 miles west of the City of Port Alberni.  Our management had previously deprioritized our exploration program for the Ideal Property based on cash flow requirements and on the progress and potential of the Wollaston Lake Property, which was subsequently disposed of as expressed herein.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.
PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Reports to Security Holders

We are a reporting company with the Securities and Exchange Commission, or SEC.  The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

Market Information

Our shares of common stock originally commenced quotation on the OTC Bulletin Board under the symbol “AZTV” on May 1, 2007. Prior to May 1, 2007, no public trading market existed for our common stock. Our symbol was changed to “AZVN” on July 9, 2007 upon completion of our 2.5 -for-1 stock split. Subsequently, our symbol was changed to “GEUR” on November 16, 2007 after our name change from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” Effective April 21, 2008, we changed our name from Genesis Uranium Corp. to “Vault Technology, Inc.” to make our name more generic to reflect the possibility of future business opportunities other than uranium exploration. As a result, our OTC Bulletin Board symbol was changed to “VULT” as of May 2, 2008.

The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

QUARTER	HIGH ($)	LOW ($)
May 31, 2007	$0.00	$0.00
August 31, 2007	$0.00	$0.00
November 30, 2007	$0.20	$0.10
February 29, 2008	$0.20	$0.02
May 31, 2008	$2.00	$0.02
August 31, 2008	$2.00	$1.05
November 30, 2008	$1.50	$0.03

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

Registered Holders of Our Common Stock

As of December 10, 2008, there were 18 registered holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	None.	None.	None.
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	None.

Purchases of Equity Securities

None during the period covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

We are a full service audio visual integration firm that serves the education, government and commercial marketplace.  We provide multimedia consulting, complete classroom, boardroom, and conference room design and installation of audiovisual products and sound system design and installation.  In addition to its complex product offering, Vault provides training, service and on-going customer support. As part of our new business focus, we have also begun exploring other opportunities in the products and services arena related to audiovisual systems integration, home theater systems and digital media. We have also deployed additional resources into the acquisition of operating entities that deliver products and services related to audiovisual systems integration, home theater systems and digital media.  We have not earned any revenues to date.

During the next twelve months, we intend to develop our new business direction.  We recently disposed our interest in the Wollaston Lake Property to settle an outstanding corporate debt.

In addition to the above business development and acquisition expenses, we expect to spend approximately $250,000 over the next twelve months on general office and administrative expenses and on legal and accounting fees associated with operating our business and in meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

As at August 31, 2008, we had no cash on hand. As such, we currently do not have sufficient financial resources to meet the anticipated costs of pursuing our new business focus, or the anticipated administrative costs of operating our business for the next twelve months.

RESULTS OF OPERATIONS

Summary

			Percentage
	Year Ended August 31		Increase /
	2008	2007	(Decrease)
Revenue	$--	$--	n/a
Expenses	$(284,267)	$(249,498)	13.9%
Net Income (Loss)	$(284,267)	$(249,498)	13.9%

Revenue

We have not earned any revenues to date.

Operating Expenses

Our operating expenses for the years ended August 31, 2008 and August 31, 2007 consisted of the following:

			Percentage
	Year Ended August 31		Increase /
	2008	2007	(Decrease)
Exploration and Development	$-	$858	(100.0)%
Foreign Exchange (Gain) Loss	(12,964)	3,569	(463.2)%
Geological Consulting	186,105	-	100.0%
Mineral Property Acquisition Costs	-	186,640	(100.0)%
Office	4,920	8,150	(39.6)%
Professional Fees	54,576	43,958	24.2%
Interest and Bank Charges	31,065	3,473	794.5%
Management Fees	16,500	-	100.0%
Rent	4,065	2,850	42.6%
Total Operating Expenses	$284,267	$249,498	13.9%

We had no mineral property acquisition costs during the year ended August 31, 2008; those of the prior year related to our acquisition of the Wollaston Lake Property. During the year ended August 31, 2008, our exploration and development expenses decreased due to the fact that we did not conduct exploration on the Ideal Property.

Professional fees during the year ended August 31, 2008 relate primarily to accounting and legal expenses incurred in connection with filing a Registration Statement on Form SB-2 with the SEC, meeting our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”) and negotiation related to disposing of the Wollaston Lake Property to settle outstanding debt.

We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act and the increased merger and acquisitions activity.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At August 31, 2008	At August 31, 2007	Increase / (Decrease)
Current Assets	$4,359	$47,789	(90.9)%
Current Liabilities	(540,241)	(299,404)	(80.4)%
Working Capital (Deficit)	$(535,882)	$(251,615)	(112.9)%

Cash Flows
	Year Ended August 31
	2008	2007
Cash Flows Used in Operating Activities	$(252,908)	$(274,034)
Cash Flows From Financing Activities	247,151	256,744
Net Increase (Decrease) In Cash During Period	$(5,757)	$(17,290)

The increase in our working capital deficit at August 31, 2008 compared to the previous year ended August 31, 2007 is primarily attributable to: (i) the additional expenses associated with being a reporting company; (ii) negotiations to settle our outstanding debt in exchange for our interests in the Wollaston Lake Property; and (iii) from the fact that we had no sources of revenue during either year.

During the year ended August 31, 2007, we received $259,985 CDN ($246,151) in loans from third parties. On June 25, 2007, we entered into a loan agreement with Caelum Finance Ltd., whereby we received a loan of $220,000 CDN ($208,294). The loan was due on or before December 25, 2007 and incurred interest at a rate of 8% per annum, payable on maturity. The funds obtained from this loan were used to fund our acquisition of the Wollaston Lake Property. In August 2007, we also received a loan of $39,985 CDN ($37,857) from Caelum Finance Ltd. The loan bears an interest rate of 8% per annum.

During last quarter of the fiscal year ended August 31, 2008, we borrowed additional funds from Caelum Finance Ltd. These loans are unsecured, not subject to interest and payable upon demand. Also, during the last quarter of the fiscal year ended August 31, 2008, we borrowed funds from a company related to our current President. As of August 31, 2008, we additionally borrowed a total of $89,143 from shareholders. These loans are unsecured, not subject to interest and payable upon demand.

Future Financings

As of August 31, 2008, we had no cash on hand.  Since our inception, we have used our common stock and loans to raise money for our operations and for our property acquisitions. We have not generated any revenues to date and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended August 31, 2008, that there is substantial doubt that we will be able to continue as a going concern.

We anticipate spending approximately $250,000 over the next twelve months in pursuing our plan of operation. We have a working capital deficit of $535,882 and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation.

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

Consolidation

These consolidated financial statements include the accounts of Vault and its wholly owned subsidiary, Tekaz Mining Corp. which was incorporated in British Columbia, Canada on September 19, 2002, and 101117559 Saskatchewan Ltd., which was incorporated in Saskatchewan, Canada on April 7, 2008.

Acquisition, Exploration and Evaluation Expenditures

Vault is a development stage company and has not yet realized any revenue from its operations. It was primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to Vault’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Vault regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Exploration Expenditures

Vault follows a policy of expensing exploration expenditures until a production decision in respect of the project and Vault is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals.  A decision to abandon, reduce or expand a specific project is based upon many factors, including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that Vault will continue exploration on such project.  Vault does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value, and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value.  The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Vault’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment.  These laws are continually changing, generally becoming more restrictive.  Vault has made, and expects to make in the future, expenditures to comply with such laws and regulations. We mentioned above that we are out of the mining business, thus we do not intend to incur additional expenditures in this business.

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

Foreign Currency Translation

Vault’s functional currency is the U.S. dollar and its reporting currency is the U.S. dollar. The financial statements are translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Financial Instruments

The carrying value of cash, due to shareholder and related party, and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or Vault’s commitments to a plan of action based on the then known facts.

Income Taxes

Vault uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Basic and Diluted Net Loss per Share

Vault reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period.  At August 31, 2008 and 2007, Vault has no common stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Asset Retirement Obligations

Vault has adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash flow method, discounted at the Company’s credit-adjusted risk-free interest rate.  To date, no significant asset retirement obligation exists due to the early stage of development.  Accordingly, no liability has been recorded.

Revenue Recognition

Vault recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition”.  Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) there is clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

Reclassifications

Certain amounts have been reclassified to be consistent with the presentation for all periods, with no effect on net loss or stockholders’ deficit.

Recently Issued Accounting Pronouncements

Vault does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Vault’s results of operations, financial position or cash flow.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
VAULT TECHNOLOGY, INC.
(formerly GENESIS URANIUM  CORP.)
(A DEVELOPMENT STAGE COMPANY)
FORT LAUDERDALE, FLORIDA

We have audited the accompanying consolidated balance sheets of Vault Technology, Inc. (a development stage company) as of August 31, 2008 and 2007 and the related consolidated statements of expenses, stockholders' deficit, and cash flows for the years then ended and the period from April 5, 2002 (inception) through August 31, 2008.  The consolidated financial statement for the period from April 5, 2002 (inception) through August 31, 2006 were audited by other auditors whose reports expressed unqualified opinions on those financial statements.  The consolidated financial statements for the period April 5, 2002 (inception) through August 31, 2006 include total revenues and net loss of $0 and $78,430.  Our opinion on the  consolidated statements of expenses, stockholders’ deficit, and cash flows for the period from April 5, 2002 (inception) through August 31, 2008 and 2007, insofar as it relates to amounts for prior periods through August 31, 2006, is based solely on the report of the other auditors. These consolidated financial statements are the responsibility of Vault Technology's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vault Technology as of August 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Vault Technology will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Vault Technology suffered recurring losses from operations and has a capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, P.C.
WWW.MALONE-BAILEY.COM
HOUSTON, TX
December 10, 2008

VAULT TECHNOLOGY, INC.
 (FORMERLY GENESIS URANIUM CORP.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2008	2007
ASSETS

Current Assets
Cash	$-	$5,757
Prepaid expenses	4,359	42,032
Total Current Assets	4,359	47,789

TOTAL ASSETS	$4,359	$47,789

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Finance contracts ( Note 3)	$304,048	$246,151
Accounts payable and accrued liabilities	34,541	40,855
Due to shareholders ( Note 4)	89,143	12,398
Due to related party (Note 6)	29,813	-
Other loans ( Note 5)	82,696	-
Total Current Liabilities	540,241	299,404

TOTAL LIABILITIES	540,241	299,404

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 100,000,000 shares authorized
None issued
Common Stock, 750,000,000 common shares authorized with a par
value of $0.001, 57,304,689 common shares issued and outstanding	57,305	57,305
Additional paid-in capital	19,008	19,008
Deficit accumulated during the development stage	(612,195)	(327,928)

Total Stockholders’ Deficit	(535,882)	(251,615)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,359	$47,789

See accompanying summary of accounting policies and notes to financial statements

VAULT TECHNOLOGY, INC.
(FORMERLY GENESIS URANIUM CORP.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES

			April 5, 2002
			(Inception)
	For the Year	For the Year	through
	August 31,	August 31,	August 31
	2008	2007	2008
Revenues	$-	$-	$-

Operating Expenses:
Exploration and development	-	858	12,858
Foreign exchange (gain) loss	(12,964)	3,569	(12,602)
Geological consulting	186,105	-	187,605
Interest and bank charges	31,065	3,473	34,538
Management fees	16,500	-	16,500
Mineral property acquisition costs	-	186,640	190,484
Office	4,920	8,150	17,775
Professional fees	54,576	43,958	154,962
Rent	4,065	2,850	10,075

Total Operating Expenses	284,267	249,498	612,195

NET LOSS	$(284,267)	$(249,498)	$(612,195)

Basic and diluted loss per common share	$(0.00)	$(0.00)	n/a

Weighted average shares outstanding, basic and diluted	57,304,689	57,304,689	n/a

See accompanying summary of accounting policies and notes to financial statements

VAULT TECHNOLOGY, INC.
(FORMERLY GENESIS URANIUM CORP.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			April 5, 2002
			(Inception)
	YEAR ENDED		through
	August 31, August 31,		August 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(284,267)	$(249,498)	$(612,195)

Adjustments to reconcile net loss to
cash used in operating activities:
Change in:
Accounts receivable	-	4,551	-
Prepaid expenses	37,673	(41,317)	(4,359)
Accounts payable and accrued liabilities	(6,314)	12,230	34,541
NET CASH USED IN OPERATING ACTIVITIES	(252,908)	(274,034)	(582,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans	76,745	10,593	89,143
Finance contracts	57,897	246,151	304,048
Related party loans	29,813	-	29,813
Other loans	82,696	-	82,696
Share subscription collected	-	-	76,313

NET CASH PROVIDED BY FINANCING ACTIVITIES	247,151	256,744	582,013

NET CHANGE IN CASH	(5,757)	(17,290)	-

CASH AT BEGINNING OF PERIOD	5,757	23,047	-

CASH AT END OF PERIOD	$-	$5,757	$-

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

See accompanying summary of accounting policies and notes to financial statements

VAULT TECHNOLOGY, INC.
(FORMERLY GENESIS URANIUM CORP.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM APRIL 5, 2002 (INCEPTION) THROUGH  AUGUST 31, 2008

					DEFICIT
				SHARE	ACCUMULATED
			ADDITIONAL	SUBSCRIPTION	DURING
	COMMON STOCK		PAID-IN	(RECEIVABLE)	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL
Shares issued for cash
August 21, 2002 at $0.001	41,250,000	$41,250	$(35,750)	$-	$-	$5,500

Net loss	-	-	-	-	(2,266)	(2,266)

Balances at August 31, 2002	41,250,000	41,250	(35,750)	-	(2,266)	3,234

Net loss	-	-	-	-	(4,209)	(4,209)

Balance at August 31, 2003	41,250,000	41,250	(35,750)	-	(6,475)	(975)

Net loss	-	-	-	-	(123)	(123)

Balance at August 31, 2004	41,250,000	41,250	(35,750)	-	(6,598)	(1,098)

Shares issued for cash
August 31, 2005 at $0.033	16,054,689	16,055	54,758	(166)	-	70,647

Net loss	-	-	-	-	(7,269)	(7,269)

Balance at August 31, 2005	57,304,689	57,305	19,008	(166)	(13,867)	62,280

Share subscription received	-	-	-	166	-	166

Net loss for the year	-	-	-	-	(64,563)	(64,563)

Balance at August 31, 2006	57,304,689	57,305	19,008	-	(78,430)	(2,117)

Net loss for the year	-	-	-	-	(249,498)	(249,498)

Balance at August 31, 2007	57,304,689	57,305	19,008	-	(327,928)	(251,615)

Net loss for the year					(284,267)	(284,267)

Balance at August 31, 2008	57,304,689	$57,305	$19,008	$-	$(612,195)	$(535,882)

See accompanying summary of accounting policies and notes to financial statements

VAULT TECHNOLOGY, INC.
(FORMERLY GENESIS URANIUM CORP.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND GOING CONCERN

Aztek Ventures Inc. was incorporated in Nevada on April 5, 2002.  Aztek changed its name on November 13, 2007 to Genesis Uranium Corp. and Genesis changed its name to Vault Technology Inc. on April 21, 2008.  Vault is a development stage company as defined by Statement of Financial Accounting Standard No. 7. Vault has been in the development stage since its formation and has not yet realized any revenues from its planned operations. Aztek was formed for the purpose of acquiring exploration and development stage natural resources properties. The purpose of the name change on April 21, 2008 was to reflect the possibility of future business opportunities other than uranium exploration. See Subsequent Events Note 11.

These consolidated financial statements have been prepared on a going concern basis. Vault has incurred losses since inception resulting in an accumulated deficit of $612,195 since inception and further losses are anticipated in the development of its business, raising substantial doubt about Vault’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of Vault to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement of its common stock.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Vault have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Consolidation

These consolidated financial statements include the accounts of Vault and its wholly owned subsidiary, Tekaz Mining Corp. which was incorporated in British Columbia, Canada on September 19, 2002, and 101117559 Saskatchewan Ltd., which was incorporated in Saskatchewan, Canada on April 7, 2008.

Acquisition, Exploration and Evaluation Expenditures

Vault is a development stage company and has not yet realized any revenue from its operations. It was primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to Vault’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

VAULT TECHNOLOGY, INC.
(FORMERLY GENESIS URANIUM CORP.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vault regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Exploration Expenditures

Vault follows a policy of expensing exploration expenditures until a production decision in respect of the project and Vault is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals.  A decision to abandon, reduce or expand a specific project is based upon many factors, including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that Vault will continue exploration on such project.  Vault does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value, and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value.  The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Vault’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment.  These laws are continually changing, generally becoming more restrictive.  Vault has made, and expects to make in the future, expenditures to comply with such laws and regulations.

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

Foreign Currency Translation

Vault’s functional currency is the U.S. dollar and its reporting currency is the U.S. dollar. The financial statements are translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Financial Instruments

The carrying value of cash, due to shareholder and related party, and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.

VAULT TECHNOLOGY, INC.
(FORMERLY GENESIS URANIUM CORP.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or Vault’s commitments to a plan of action based on the then known facts.

Income Taxes

Vault uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Basic and Diluted Net Loss per Share

Vault reports basic loss per share in accordance with SFAS No. 128 – “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period.  At August 31, 2008 and 2007, Vault has no common stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Asset Retirement Obligations

Vault has adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash flow method, discounted at the Company’s credit-adjusted risk-free interest rate.  To date, no significant asset retirement obligation exists due to the early stage of development.  Accordingly, no liability has been recorded.

Revenue Recognition

Vault recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition”.  Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) there is clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

Reclassifications

Certain amounts have been reclassified to be consistent with the presentation for all periods, with no effect on net loss or stockholders’ deficit.

Recently Issued Accounting Pronouncements

Vault does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Vault’s results of operations, financial position or cash flow.

VAULT TECHNOLOGY, INC.
(FORMERLY GENESIS URANIUM CORP.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	FINANCE CONTRACTS

On June 25, 2007, Vault borrowed $208,294 (CDN $220,000) from Caelum Finance of Vancouver, British Columbia, Canada. This loan is subject to interest at 8% per annum and is payable on or before December 25, 2007 and may be extended at the discretion of the lender. On August 22, 2008, the agreement was amended and is now fully secured by the Wollaston Lake Property (Note 7b).  See Note 11 for current activity.

On August 9, 2007, Vault borrowed an additional $37,857 (CDN $39,985) from Caelum Finance Ltd, also subject to interest at 8% per annum.  See Note 11 for current activity.

On March 10, 2008, Vault borrowed an additional $62,920 in Canadian Dollars from Caelum Finance Ltd. also subject to interest at 8% per annum.  See Note 11 for current activity.

4.	SHAREHOLDER LOANS

As of August 31, 2008, Vault borrowed a total of $89,143 from shareholders. These loans are unsecured, not subject to interest and payable upon demand.

5.	OTHER LOANS

During the last quarter of the fiscal year ended August 31, 2008, Vault borrowed additional funds from Caelum Finance Ltd. These loans are unsecured, not subject to interest and payable upon demand.

6.	DUE TO RELATED PARTY

During the last quarter of the fiscal year ended August 31, 2008, Vault borrowed funds from a company related to the current President of Vault.

7.	MINERAL PROPERTIES

a)
On September 19, 2002, Vault purchased a mineral interest in an area known as the Ideal Property in the Alberni Mining Division of British Columbia, Canada for $3,269. This claim covers an area of 168.592 hectares and expired on September 5, 2005. This claim was re-staked and reacquired on December 10, 2005 for $575 and expires on December 8, 2008. As at August 31, 2008, exploration and development costs of $12,858 have been incurred and expensed. The Company does not intend to renew this claim.

b)
On June 27, 2007, Vault purchased a mineral interest in the Wollaston Lake Property located in the Hydichuk Lake Area in Saskatchewan, Canada for $186,640 (CDN $200,000). This claim covers an area of 80,587 hectares and expires December 20, 2008.  See Note 11 for current activity.

8.	SHARE CAPITAL

On July 6, 2007, Vault effected a 2.5 to 1 forward split of its common stock and increased its authorized number of common shares to 250,000,000. This change has been recorded retroactively on the financial statements.

On February 11, 2008, the authorized number of shares of common stock was increased to 750,000,000 shares and the issued and outstanding shares were split on the basis of three for every one share previously held. This change has been recorded retroactively on the financial statements.

VAULT TECHNOLOGY, INC.
(FORMERLY GENESIS URANIUM CORP.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INCOME TAXES

Since inception, Vault has incurred net losses and therefore has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $533,764, as follows:

a)	Income tax provision (U.S.)

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  Pursuant to SFAS No. 109, Vault is required to compute tax asset benefits for net operating losses carried forward.  Potential benefit of net operating losses have not been recognized in these financial statements because Vault cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	2008	2007
Computed expected (benefit of) income taxes	$(96,651)	$(21,080)

Increase in valuation allowance	96,651	21,080

Income tax provision	$-	$-

At August 31, 2008, Vault has net operating losses of $408,852 which may be carried forward to apply against future years’ income for tax purposes, expiring as follows:

2022	$2,266
2023	940
2024	123
2025	7,269
2026	51,988
2027	61,999
2028	284,267

b)	Income tax provision (Canadian)

A reconciliation of the income tax benefit (provisions) with amounts determined by applying the combined Canadian federal and provincial income tax rate of 34.12% to the consolidated losses as follows:

	2008	2007
Computed expected (benefit of) income taxes	$-	$(63,974)
Increase in valuation allowance	-	63,974

Income tax provision	$-	$-

At August 31, 2008, Vault has net operating losses of $203,342 which may be carried forward to apply against future years’ income for tax purposes expiring in 2009 and onward.

VAULT TECHNOLOGY, INC.
(FORMERLY GENESIS URANIUM CORP.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	CONTRACTURAL OBLIGATIONS

Office rent is pursuant to a four month lease commencing August 1, 2008 at a rate of $1,200 per month, and subject to an option to extend by the Company on a month-to-month basis.  On December 1, 2008, the Company entered into a lease agreement with a  third party for a term of three years with monthly lease payment of $2,941.

The following is a schedule of future minimum rental payments under the above operating leases as August 31, 2008:

Year Ending August 31,	Amount
2009	$26,857
2010	31,809
2011	31,809
2012	7,952
$98,427

11.	SUBSEQUENT EVENTS

On October 9, 2008, Vault and its wholly-owned subsidiaries executed a Release and Settlement Agreement with Caelum Finance Ltd. to terminate all existing relationships and settle all outstanding debts. Under the terms of this agreement, all rights, title and interest in the Wollaston Lake Property were agreed to be transferred to Caelum as full and complete consideration of all obligations under the loan agreement with Caelum and to include all other outstanding debts.  Upon executing the Agreement,  a shareholder of Vault, affiliated with Caelum, agreed to deliver his entire share ownership of our common stock, which consisted of 2,250,000 shares, or approximately 3.9% of our issued and outstanding common stock.  Curt White also waived any claims under any loan or note made by us and the Vault Entities.  He also waived any claims under any loan or note made by us and the Vault Entities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Malone & Bailey’s reports on our financial statements for the fiscal year ended August 31, 2008 and August 31, 2007 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our ability to continue as a going concern.

There have been no disagreements between ourselves and either Telford or Malone & Bailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of  either Telford or Malone & Bailey, would have caused them to make reference to the subject matter of the disagreement in connection with their report for the financial statements for the past year.

ITEM 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

There were no changes in our internal control over financial reporting during the last fiscal year that have been materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of August 31, 2008.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of August 31, 2008, our internal control over financial reporting is not effective based on those criteria.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant. and our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following information sets forth the names of our officers and directors, their present positions with our company, and their biographical information as of August 31, 2008:

Name	Age	Positions
Nick Arroyo	49	Chief Executive Officer, President, and Director
Randy White	39	Chief Financial Officer, Secretary, Treasurer and Director

Nick Arroyo was appointed as our President, Chief Executive Officer and as a director on August 25, 2008.  Mr. Arroyo is an entrepreneurial senior executive with over 27 years experience encompassing, Audit, Finance, Accounting, Budgeting, Strategic Planning, International Operations, Contract Negotiations, Buying, Marketing and Executive Management and Leadership Positions.   Mr. Arroyo started his career in the US Air Force where he was an Accounting and Finance Officer and later became an auditor for Arthur Andersen & Company.  Mr. Arroyo spent the next 20 years in the telecommunications industry where he held senior management positions in business development, international services, procurement, operations, and leadership positions.  Prior to joining us,  Mr. Arroyo was the President for Convergen Media Group. Inc., a provider of digital media, communications, security, home automation and control technologies.  From 2005 to 2006 Mr. Arroyo was Vice President of Global Operations for VoIP Inc., a leading provider of voice over IP services.  From 1987 to 1995, Mr. Arroyo worked at Verizon Communications Inc. (f/n/a GTE) where he held various positions including accounting manager, assistant controller, budget and strategic planning manager and controller.  Mr. Arroyo holds a BS in Accounting and Finance from the Inter-American University in San Juan, Puerto Rico which he earned in 1981.    Mr. Arroyo is not an officer or director of any other U.S. reporting company.  Mr. Arroyo is not expected to receive any compensation from the Registrant for his service as a director.

Randy White had been our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a member of our Board of Directors since December 13, 2007. On August 23, 2008, Mr. White resigned as our Chief Executive Officer and President, though he retains his other positions of Chief Financial Officer, Secretary, Treasurer, and Director. Mr. White is also currently the President of Stratus Investments Group, a private investment enterprise he founded in 1999. Working and living in both North America and Europe, Mr. White has successfully managed an array of business activities including real-estate investment, corporate finance and consulting for both private and public resource companies.

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

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that none of the audit committee members can be classified as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K. Our board of directors does not contain a member that can be classified as an “audit committee financial expert” under the referenced definition. Our board of directors believes that attracting and retaining board members that could be classified as an “audit committee financial expert” is unlikely at this time due to the high cost of such director candidates.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, there were no Reporting Persons who failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our officers and directors which is a “code of ethics” as defined by applicable rules of the SEC. Our code of ethics is attached as an exhibit to this Annual Report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our President, Treasurer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid or earned during the fiscal years ended August 31, 2008 and 2007, respectively, by the Company's President & Chief Executive Officer, former President & Chief Executive Officer, Chief Financial Officer.

						Non-Equity
						Incentive Plan	All Other
		Salary	Bonus	Stock Awards	Option Awards	Compensation(5)	Compensation(3)	Total
Name and Principal Position	Year	$-	$-	$-	$-	$-	$-	$-
Nick Arroyo (1)	2008	15,000	-	-			1,000	16,000
President and Chief Executive	2007	0	-	-	-	-	-	-
Officer

Randy White (2)	2008	-	-	-	-	-	-	-
President, CEO, Chief	2007	-	-	-	-	-	-	-
Financial Officer

(1) Mr. Arroyo was appointed on August 25, 2008
(2) Mr. White resigned as CEO and President effective August 23, 2008, but retained his position as Secretary, Treasurer, and Director
(3) Health and dental insurance premiums

Outstanding Equity Awards at Fiscal Year End

As at August 31, 2008, we did not have any outstanding equity awards.

Compensation Arrangements

On September 17, 2007, we entered into a management consulting agreement with David R. Deering. Pursuant to the terms of the agreement, Mr. Deering is to be paid consulting fees of $6,000 per month, in consideration of which Mr. Deering agreed to act as our Vice President of Exploration. The term of the agreement is for a period of two years expiring at the close of business on September 16, 2009. On February 22, 2008, Mr. Deering resigned his position.

We also anticipate entering into a compensation agreement with Mr. Arroyo, the terms of which will be disclosed when available, pursuant to which Mr. Arroyo is expected to receive a salary and/or stock-based compensation. While Mr. Arroyo’s compensation contract is completed, he is being paid $15,000.00 per month, plus, $1,000.00 per month for health and dental insurance. These payments are being processed by a related party and invoiced to Vault.

Stock Options/SAR Grants

No grants of stock options or stock appreciation rights were made since our date of incorporation.

Long-Term Incentive Plans

As of August 31, 2008, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Director Compensation

Our directors received no compensation for their service as directors during year ended August 31, 2008.

No Equity Compensation Plan

We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan in place, however we are evaluating a plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 10, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Nature of Ownership Number of Shares of Common Stock (1)	Percentage of Common Stock (1)

DIRECTORS AND OFFICERS
Common Stock	Nick Arroyo 4901 NW 17TH Way, Suite 405 Fort Lauderdale, FL 33309	President, Chief Executive Officer, Director No shares	0.00%
Common Stock	Randy White Opletalova 43 Prague, Czech Republic 11000	Chief Financial Officer, Secretary, Treasurer, Director 39,001,571 shares	68.06%
Common Stock	All Officers and Directors as a Group (2 persons)	39,001,571 shares	68.06%

5% SHAREHOLDERS
Common Stock	Randy White Opletalova 43 Prague, Czech Republic 11000	Chief Financial Officer, Secretary, Treasurer, Director 39,001,571 shares (direct)	68.06%

Notes:
(1)
Based on 57,304,689 shares of our common stock issued and outstanding as of December 10, 2008. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 10, 2008.

Changes in Control

We are not aware of any arrangement which may result in a change in control in the future.

No Equity Compensation Plan

We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan however, we are considering implementing such a plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On September 17, 2007, we entered into a management consulting agreement with David R. Deering, one of our executive officers at the time. Pursuant to the terms of the agreement, Mr. Deering was to be paid consulting fees of $6,000 per month, in consideration of which Mr. Deering agreed to act as our Vice President of Exploration. The term of the agreement was for a period of two years.   However, on February 22, 2008, Mr. Deering, resigned his position and we have no further compensation obligations owed him.

On August 25, 2008, Nick Arroyo was appointed as our President, Chief Executive Officer and as a director. We anticipate entering into a compensation agreement with Mr. Arroyo, the terms of which will be disclosed when available, pursuant to which Mr. Arroyo is expected to receive a salary and/or stock-based compensation.

During the last quarter of the fiscal year ended August 31, 2008, we borrowed funds from a company related to our current President. As of August 31, 2008, we additionally borrowed a total of $89,143 from shareholders. These loans are unsecured, not subject to interest and payable upon demand.

On October 9, 2008, we executed a Release and Settlement Agreement  with Tekaz Mining Corp., a British Columbia corporation, 101117559 Saskatchewan Ltd., a Saskatchewan corporation (collectively the “Vault Entities”) and Caelum Finance Ltd., a British Columbia corporation and Curt White, an individual, (collectively the “Caelum Parties”), formerly one of our officers, one of our directors and a shareholder.  The Agreement serves to terminate all existing relationships and settle all outstanding debts between the Vault Entities and the Caelum Parties.  These included the loan agreement dated June 25, 2007, and an amendment which provided that the principal be secured by collateral in the form of the Wollaston East Claims MPP 1253 and MPP 1255.   During last quarter of the fiscal year ended August 31, 2008, we borrowed additional funds from Caelum Finance Ltd. These loans are unsecured, not subject to interest and payable upon demand.

In exchange for entering into this settlement agreement, the Vault Entities agreed to transfer all rights, title and interest to the Wollaston East Claims MPP 1253 and MPP 1255 to Caelum Finance Ltd., as full and complete consideration of all of the obligations between the all parties and as payment in full.  In return, and on behalf of the Caelum Parties, Caelum Finance Ltd. agreed to waive its claims under any loan or note made by us and the Vault Entities, and specifically agreed that properties represent payment in full for the loan as amended, in the amount of CDN$220,000.  Upon executing the Agreement, Curt White agreed to deliver his entire share ownership of our common stock, which consisted of 2,250,000 shares, or approximately 3.9% of our issued and outstanding common stock.  Curt White also waived any claims under any loan or note made by us and the Vault Entities.

Director Independence

Quotations for our common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Nick Arroyo and Mr. Randy White act as our executive officers and directors. As such, we do not have any independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the fiscal years ended August 31, 2008 and August 31, 2007 for professional services rendered by the principal accountant for the audit of our financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and in our Annual Report on Form 10-K and on Form 10-KSB, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended August 31, 2008	Year Ended August 31, 2007
Audit Fees	$6,000	$9,800
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$7,500	$0
Total	$13,500	$9,800

ITEM 15.	EXHIBITS

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Amendment to Articles of Incorporation – name change to Aztek Ventures Inc. (1)
3.3	Certificate of Change – 2.5-for-1 Stock Split. (3)
3.4	Amendment to Articles of Incorporation – name change to Genesis Uranium Corp. (6)
3.5	Amendment to Articles of Incorporation – name change to Vault Technology, Inc. (5)
3.6	Bylaws, as amended. (1)
4.1	Form of Share Certificate. (1)
10.1	Purchase Agreement dated September 19, 2002 between Patricia L. Shore and Tekaz Mining Corp. (1)
10.2	Purchase Agreement dated June 25, 2007 between Yellowcake Resources Inc. and Tekaz Mining Corp. (2)
10.3	Loan Agreement dated June 25, 2007 between Aztek Ventures Inc. and Caelum Finance Ltd. (2)
10.4	Management Consulting Agreement with David R. Deering. (4)
10.5	Amendment No. 1 to Loan Agreement dated August 22, 2008 (7)
10.6	Release and Settlement Agreement dated October 9, 2008 (8)
14.1	Code of Ethics. (6)
21.1	List of Subsidiaries. *
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 13, 2006.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed July 3, 2007.
(3)	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed July 16, 2007.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed September 19, 2007.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed May 7, 2008.
(6)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed December 14, 2007.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed August 26, 2008.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed October 10, 2008.
*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAULT TECHNOLOGY, INC.

Date: December 16, 2008
	By:	/s/ Nick Arroyo
NICK ARROYO
President, Chief Executive Officer
(Principal Executive Officer)

Date: December 16, 2008
	By:	/s/ Randy White
RANDY WHITE
Secretary, Treasurer, and Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 16, 2008
	By:	/s/ Nick Arroyo
NICK ARROYO
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: December 16, 2008
	By:	/s/ Randy White
RANDY WHITE
Director, Secretary, Treasurer, and Chief Financial Officer
(Principal Accounting Officer)