Form 10-Q
period 2008-11-30
Vault Technology, Inc.
filed 2009-01-20
CIK 1354591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended November 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from to .

Commission File Number: 000-52445
Vault Technology, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-1133537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4901 NW 17th Way, Suite 505 Ft. Lauderdale, Florida 33309
(Address of principal executive offices)

954-492-9200
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of January 19, 2009 there were 55,054,689 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VAULT TECHNOLOGY, INC..
 (A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	November 30,	August 31,
	2008	2008

ASSETS

Current Assets
Prepaid expenses	$178	$4,359
Total Current Assets	178	4,359

TOTAL ASSETS	$178	$4,359

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Finance contracts	$-	$304,048
Accounts payable and accrued liabilities	12,135	34,541
Due to shareholders	68,144	89,143
Due to related party	99,438	29,813
Other loans	12,175	82,696
Total Current Liabilities	191,892	540,241

TOTAL LIABILITIES	191,892	540,241

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 100,000,000 shares authorized	-	-
None issued
Common Stock, 750,000,000 common shares authorized with a par value of $0.001, 55,054,689
and 57,304,689 common shares issued and outstanding, respectively	55,055	57,305
Additional paid-in capital	21,258	19,008
Deficit accumulated during the development stage	(268,027)	(612,195)

Total Stockholders’ Deficit	(191,714)	(535,882)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$178	$4,359

See accompanying notes to financial statements.

VAULT TECHNOLOGY, INC.
 (A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

			Period From
			April 5, 2002
	For the Three	For the Three	(Inception)
	months ended	months ended	Through
	November 30,	November 30,	November 30,
	2008	2007	2008
Expenses
General and administrative	$43,007	$47,621	$464,718
Mineral property costs	-	-	190,484
Loss from operations	(43,007)	(47,621)	(655,202)

Debt forgiveness income	387,175	-	387,175

NET INCOME (LOSS)	$344,168	$(47,621)	$(268,027)

Net Earnings (Loss) Per Share – Basic and Diluted	$0.01	$(0.00)	N/A

Weighted Average Shares Outstanding – Basic and Diluted	56,018,975	57,304,689	N/A

See accompanying notes to financial statements.

VAULT TECHNOLOGY, INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			April 5, 2002
			(Inception)
	FOR THREE MONTHS ENDED		Through
	November 30,	November 30,	November 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$344,168	$(47,621)	$(268,027)

Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Debt forgiveness income	(387,175)	-	(387,175)
Change in operating assets and liabilities:
Decrease (increase) in prepaid expenses	4,181	(2,350)	(178)
Increase (decrease) in accounts payable and accrued liabilities	(19,806)	30,662	14,735
NET CASH USED IN OPERATING ACTIVITIES	(58,632)	(19,309)	(640,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans	(8,632)	518	80,511
Finance contracts	-	13,834	304,048
Share subscription collected	-	-	76,313
Related party loans	69,625	-	99,438
Other loans	(2,361)	-	80,335

NET CASH PROVIDED BY FINANCING ACTIVITIES	58,632	14,352	640,645

NET CHANGE IN CASH	-	(4,957)	-

CASH AT BEGINNING OF PERIOD	-	5,757	-

CASH AT END OF PERIOD	$-	$800	$-

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to financial statements.

VAULT TECHNOLOGY, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vault Technology, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Vault’s audited 2008 annual financial statements and notes thereto contained in Vault Technology’s Annual Report filed with the SEC on form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Vault’s 2008 financial statements have been omitted.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Vault will continue as a going concern. As shown in the accompanying financial statements, Vault has an accumulated deficit, negative working capital and negative cash flow from operations since inception. These conditions raise substantial doubt as to Vault’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Vault is unable to continue as a going concern. Management intends to finance these deficits be selling its common stock.

NOTE 3 – FINANCE CONTRACTS AND DEBT FORGIVENESS INCOME

On October 9, 2008, Vault and its wholly-owned subsidiaries executed a Release and Settlement Agreement with Caelum Finance Ltd. to terminate all existing relationships and settle all outstanding debts. Under the terms of this agreement, all rights, title and interest in the Wollaston Lake Property were transferred to Caelum as full and complete consideration of all obligations under the loan agreement with Caelum and to include all other outstanding debts. The property had a carrying basis of $0 for our financial statements prior to the disposition.  Upon executing the Agreement, a 3.9% shareholder of Vault, affiliated with Caelum, agreed to deliver his entire share ownership of our common stock, which consisted of 2,250,000 shares, or approximately 3.9% of our issued and outstanding common stock to Vault which has been accounted for as returned and canceled. The loan in the amount of $361,649 and associated interest in the amount of $25,526 were forgiven resulting in debt forgiveness income in the amount of $387,175 due to the assets having a carrying value of $0.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended November 30, 2008.

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

As of November 30, 2008, we had no cash on hand. As such, we currently do not have sufficient financial resources to meet the anticipated costs of pursuing our new business focus, or the anticipated administrative costs of operating our business for the next twelve months.

RESULTS OF OPERATIONS

Summary

	Three Months Ended November 30,
	2008	2007

Revenue	$--	$--
Expenses	$43,007	$47,621

Gain on Debt Settlement	$(387,175)	$--
Net Income (Loss)	$344,168	$(47,621)

Revenue

We have not earned any revenues to date.

Operating Expenses

Our operating expenses for the three months ended November 30, 2008 and November 30, 2007 consisted of the following:

	Three Months Ended November 30,
	2008	2007

General and Administrative	$43,007	$47,621
Mineral Property Costs	-	-

Our general and administrative expenses were lower during the three months ended November 30, 2008, in comparison to the prior year because of the shift in our business focus from mineral property acquisition to our current business of audio visual integration services.  These expenses were primarily due to accounting and legal expenses incurred in connection with meeting our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”) and negotiation related to disposing of the Wollaston Lake Property to settle an outstanding debt.

We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act and the increased merger and acquisitions activity.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
	At November 30, 2008	At August 31, 2008

Current Assets	$178	$4,359
Current Liabilities	(191,892)	(540,241)
Working Capital Deficit	$(191,714)	$(535,882)

Cash Flows
	Three Months Ended November 30,
	2008	2007

Cash Flows Used in Operating Activities	$(58,632)	$(19,309)
Cash Flows From Financing Activities	58,632	14,352
Net Increase (Decrease) In Cash During Period	$--	$(4,957)

The decrease in our working capital deficit at November 30, 2008 compared to the previous three months ended November 30, 2007 is primarily attributable to the settlement of our outstanding debt in exchange for our interests in the Wollaston Lake Property.

During the three months ended November 30, 2008, we settled debts of $387,175 including accrued interest and the return of 2,250,000 shares of our common stock, in exchange for our interests on the Wollaston Lake Property.

Future Financings

As of November 30, 2008, we had no cash on hand.  Since our inception, we have used our common stock and loans to raise money for our operations and for our property acquisitions. We have not generated any revenues to date and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended August 31, 2008, that there is substantial doubt that we will be able to continue as a going concern.

We anticipate spending approximately $250,000 over the next twelve months in pursuing our plan of operation. We have a working capital deficit of $191,714 at November 30, 2008 and we have not earned any revenues to date. Accordingly, we will require substantial additional financing in order to fund our plan of operation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of November 30, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

ITEM 4(T). CONTROLS AND PROCEDURES

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during  the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Amendment to Articles of Incorporation – name change to Aztek Ventures Inc. (1)
3.3	Certificate of Change – 2.5-for-1 Stock Split. (3)
3.4	Amendment to Articles of Incorporation – name change to Genesis Uranium Corp. (6)
3.5	Amendment to Articles of Incorporation – name change to Vault Technology, Inc. (5)
3.6	Bylaws, as amended. (1)
4.1	Form of Share Certificate. (1)
10.1	Purchase Agreement dated September 19, 2002 between Patricia L. Shore and Tekaz Mining Corp. (1)
10.2	Purchase Agreement dated June 25, 2007 between Yellowcake Resources Inc. and Tekaz Mining Corp. (2)
10.3	Loan Agreement dated June 25, 2007 between Aztek Ventures Inc. and Caelum Finance Ltd. (2)
10.4	Management Consulting Agreement with David R. Deering. (4)
10.5	Amendment No. 1 to Loan Agreement dated August 22, 2008 (7)
10.6	Release and Settlement Agreement dated October 9, 2008 (8)
14.1	Code of Ethics. (6)
21.1	List of Subsidiaries. (9)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Notes:
(1)	Previously filed as an exhibit to our Registration Statement on Form SB-2 originally filed on April 13, 2006.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed July 3, 2007.
(3)	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed July 16, 2007.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed September 19, 2007.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed May 7, 2008.
(6)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed December 14, 2007.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed August 26, 2008.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed October 10, 2008.
(9)	Previously filed as an exhibit to our Annual Report on Form 10-KSB filed December 16, 2008.
*	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vault Technology, Inc., a Nevada corporation

January 20, 2009	By:	/s/ Nick Arroyo
Nick Arroyo President & CEO

January 20, 2009	By:	/s/ Randy White
Randy White Chief Financial Officer, Treasurer, Secretary, Director