Form 10-Q
period 2009-02-28
Vault Technology, Inc.
filed 2009-04-20
CIK 1354591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from___________to____________

Commission File Number: 000-52445
Vault Technology, Inc.
(Exact name of registrant as specified in its charter)

Nevada	33-1133537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of April 14, 2009 there were 55,054,689 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

VAULT TECHNOLOGY, INC.
 (A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	February 28,	August 31,
	2009	2008

ASSETS

Current Assets
Cash	$23	$-
Prepaid expenses	5,178	4,359
Total Current Assets	5,201	4,359

TOTAL ASSETS	$5,201	$4,359

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Finance contracts	$-	$304,048
Accounts payable and accrued liabilities	25,379	34,541
Due to shareholders	67,054	89,143
Due to related party	190,005	29,813
Other loans	-	82,696
Total Current Liabilities	282,438	540,241

TOTAL LIABILITIES	282,438	540,241

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 100,000,000 shares authorized	-	-
None issued
Common Stock, 750,000,000 common shares authorized with a par value of $0.001,
55,054,689 common shares issued and outstanding.
and 57,304,689 common shares issued and outstanding, respectively	55,055	57,305
Additional paid-in capital	21,258	19,008
Deficit accumulated during the development stage	(353,550)	(612,195)

Total Stockholders’ Deficit	(277,237)	(535,882)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,201	$4,359

See accompanying notes to financial statements

VAULT TECHNOLOGY, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					CUMULATIVE
					PERIOD FROM
					APRIL 5, 2002
	THREE MONTHS ENDED		SIX MONTHS ENDED		(INCEPTION) TO
	FEBRUARY 28,		FEBRUARY 28,		FEBRUARY 28
	2009	2008	2009	2008	2009

Expenses
General and administrative	$97,698	$200,475	$140,705	$248,095	$562,416
Mineral property acquisition costs	-	-	-	-	190,484
Loss from operations	(97,698)	(200,475)	(140,705)	(248,095)	(752,900)
Debt forgiveness income	12,175	-	399,350	-	399,350
Net Income (Loss) For The Period	$(85,523)	$(200,475)	$258,645	$(248,095)	$(353,550)

Net Earnings Per share- Basic and Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted Average Number Of Common Shares
Outstanding-Basic and Diluted	55,054,689	57,304,689	55,539,496	57,304,689

See accompanying notes to financial statements

VAULT TECHNOLOGY, INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			April 5, 2002
			(Inception)
	FOR SIX MONTHS ENDED		Through
	FEBRUARY 28,	FEBRUARY 29,	February 28,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$258,645	$(248,095)	$(353,550)

Adjustments to reconcile net income (loss) to net
cash used in operating activities
Debt forgiveness income Change in operating assets and liabilities:	(399,350)	-	(399,350)
Increase (decrease) in prepaid expenses	(819)	42,032	(5,178)
Increase (decrease) in accounts payable and accrued liabilities	(9,162)	168,162	25,379
NET CASH USED IN OPERATING ACTIVITIES	(150,686)	(37,901)	(732,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans	(9,914)	14,671	79,229
Finance contracts	2,600	17,942	306,648
Share subscription collected	-	-	76,313
Related party loans	160,192	-	190,005
Other loans	(2,169)	-	80,527

NET CASH PROVIDED BY FINANCING ACTIVITIES	150,709	32,613	732,722

NET CHANGE IN CASH	23	(5,288)	23

CASH AT BEGINNING OF PERIOD	-	5,757	-

CASH AT END OF PERIOD	$23	$469	$23

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to financial statements

VAULT TECHNOLOGY, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vault Technology, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Vault’s audited 2008 annual financial statements and notes there to contained in Vault Technology’s Annual Report  filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Vault’s 2008 financial statements, have been omitted.

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

NOTE 3 – DEBT FORGIVENESS INCOME

On October 9, 2008, Vault and its wholly-owned subsidiaries executed a Release and Settlement Agreement with Caelum Finance Ltd. to terminate all existing relationships and settle all outstanding debts. Under the terms of this agreement, all rights, title and interest in the Wollaston Lake Property were transferred to Caelum as full and complete consideration of all obligations under the loan agreement with Caelum and to include all other outstanding debts. The property had a carrying basis of $0 for our financial statements prior to the disposition.  Upon executing the Agreement, a 3.9% shareholder of Vault, affiliated with Caelum, agreed to deliver his entire share ownership of our common stock, which consisted of 2,250,000 shares, or approximately 3.9% of our issued and outstanding common stock to Vault which has been accounted for as returned and cancelled. The former shareholder also waived any claims under any loan or note made by us and the Vault Entities. The loan in the amount of $361,649 and associated interest in the amount of $25,526 were forgiven resulting in debt forgiveness income in the amount of $387,175 due to the assets having a carrying value of $0.  During the quarter ended February 28, 2009, the Company also recognized additional debt forgiveness income of $12,175 pursuant to the Release and Settlement agreement which resulted in the former shareholder agreeing to waive his right to $12,175 of loans made to the Company.

NOTE 4 – CONTRACTS

a)  The Company has entered into a lease of office premises for a term of three years commencing December 1, 2008 at a rent of $2,651 per month including estimated operating costs.

b)  Various loans made to the Company during six months ended February 28, 2009 from the current President total $28,623 and are subject to interest at 10%.  These loans have a term of one year and are unsecured.  During the six months ended February 28, 2009, Vault borrowed funds amounting to $131,569 from a company related to the current president.

Item 2.  Plan of Operation

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended February 28, 2009.

For the three months ended February 28, 2009, as compared to the three months ended February 28, 2008.

Results of Operations

Revenues.  We have not earned any revenues to date.

Operating Expenses and Net Loss. Our net loss from operations of $97,698 for the three month period ended February 28, 2009, was solely comprised of general and administrative expenses of $97,698. By comparison, our net loss of $200,475 for the three month period ended February 28, 2008, was comprised solely of general and administrative expenses. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Securities Exchange Act of 1934 and the increased merger and acquisitions activity.

Other Income.  We also had debt forgiveness income of approximately $12,175 for the three month period ended February 28, 2009, which resulted in a net loss of $85,523 for the period ended February 28, 2009.

For the six months ended February 28, 2009, as compared to the six months ended February 28, 2008.

Results of Operations

Revenues.  We have not earned any revenues to date.

Operating Expenses and Net Loss. Our net loss from operations was $140,705 for the six month period ended February 28, 2009, which was solely comprised of general and administrative expenses of $140,705. By comparison, our net loss from operations of $248,095 for the six month period ended February 28, 2008, was comprised solely of general and administrative expenses. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Securities Exchange Act of 1934 and the increased merger and acquisitions activity.

Other Income.  We also have debt forgiveness income of approximately $399,350 for the six month period ended February 28, 2009, which resulted in net income of $258,645 for the period ended February 28, 2009.

Liquidity and Financial Condition

As of February 28, 2009, we had cash of $23 on hand.  Since our inception, we have used our common stock and loans to raise money for our operations and for our property acquisitions. We have not generated any revenues to date and are dependent upon obtaining financing to pursue our plan of operation.

Over the last three months, we have experienced significant difficulties in raising capital.  We believe our inability to raise significant additional capital through equity or debt financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets.  As a result, we have funded our operations through loans from our current President and a company related to our current President. As of February 28, 2009, our current President has loaned us a total of $28,623.  These loans have a term of one year, bear interest of 10% and are unsecured.  During the six months ended February 28, 2009, we also borrowed funds amounting to $131,569 from a company related to our current President.

We anticipate spending approximately $250,000 over the next twelve months in pursuing our plan of operation. We have a working capital deficit of $277,237 and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will likely not be as available at this stage of our business.

During 2008, we incurred significant professional costs associated with the audit of our financial statements and our reporting requirements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

As at February 28, 2009, we had cash of $23 on hand. As such, we currently do not have sufficient financial resources to meet the anticipated costs of pursuing our new business focus, or the anticipated administrative costs of operating our business for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing and other sources, such as our officers, director and principal shareholders. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, we cannot guarantee that our officers, directors and principal shareholders will continue to contribute funds to pay for our expenses.

We have not conducted any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of February 28, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

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

Vault Technology, Inc., a Nevada corporation

April 20, 2009	By:	/s/ Nick Arroyo
Nick Arroyo President, Director (Principal Executive Officer)

April 20, 2009	By:	/s/ Randy White
Randy White Chief Financial Officer Treasurer, Secretary, Director (Principal Financial and Accounting Officer)