Form 10-Q
period 2009-05-31
Vault Technology, Inc.
filed 2009-07-15
CIK 1354591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2009
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to
COMMISSION FILE NUMBER: 000-52445
VAULT TECHNOLOGY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	33-1133537

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4901 NW 17th Way, Suite 505
Ft. Lauderdale, Florida 33309
(Address of principal executive offices)

(954) 492-9200

(Registrants telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company; as defined within Rule 12b-2 of the Exchange Act.
[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No
The number of shares outstanding of each of the issuer's classes of common equity as of July 15, 2009: 62,254,689 shares of the issuers $.001 par value common stock issued and outstanding.

VAULT TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) Contents

			Page
			Number
PART I		FINANCIAL INFORMATION
Item	1	Financial Statements
		May 31, 2009
		Balance Sheets	3
		Statement of Expenses	4
		Statement of Cash Flows	5
		Notes to the Interim Financial Statements	6
Item	2	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	8
Item	3	Quantitative and Qualitative Disclosures About Market Risk	10
Item	4T	Controls and Procedures	10
Part II		OTHER INFORMATION
Item	1	Legal Proceedings	11
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item	3	Defaults Upon Senior Securities	11
Item	4	Submission of Matters to a Vote of Security Holders	11
Item	5	Other Information	11
Item	6	Exhibits	11
SIGNATURES			12

VAULT TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) Balance Sheets (Unaudited)

	May 31,	August 31,
	2009	2008

Assets
Current assets:
Cash	$4,897	$-
Deposits and prepaid expenses	5,000	4,359

Total current assets	9,897	4,359

Total assets	$9,897	$4,359

Liabilities and Shareholders' Deficit
Current liabilities:
Finance contracts	$-	$304,048
Accounts payable and accrued liabilities	29,208	34,541
Due to shareholders	75,475	89,143
Due to related party	253,910	29,813
Other loans	15,122	82,696

Total current liabilities	373,715	540,241

Total liabilities	373,715	540,241

Stockholders' deficit:
Preferred stock, 100,000,000 shares authorized, $.001 par value;
None issued and outstanding:
Authorized common stock, 750,000,000 shares, $.001 par value;
Issued and outstanding:
62,254,689 shares at May 31, 2009, and
57,304,689 shares at August 31, 2008	62,255	57,305
Additional paid-in capital	332,058	19,008
Deficit accumulated during development stage	(758,131)	(612,195)

Total shareholders' deficit	(363,818)	(535,882)

Total liabilities and shareholders’ deficit	$9,897	$4,359

(See accompanying notes to unaudited financial statements) 3

VAULT TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) Statements of Expenses (Unaudited)

					Cumulative
					period from

					April 5, 2002
	Three months Ended		Nine Months Ended		To
	May 31,		May 31,		May 31,
	2009	2008	2009	2008	2009

Operating expenses:
General and administrative expenses	$ 340,381	$36,068	$ 545,286	$284,163	$ 966,997
Mineral property acquisition costs	-	-	-	-	190,484

Loss from Operations	(340,381)	(36,068)	(545,286)	(284,163)	(1,157,481)
Debt forgiveness income	-	-	399,350	-	399,350

Net loss	$ (340,381)	$(36,068)	$ (145,936)	$(284,163)	$ (758,131)

Basic and diluted net loss per share	$ (0.01)	$(0.00)	$ (0.00)	$(0.00)

Weighted average common shares outstanding	62,254,689	57,304,689	59,512,381	57,304,689

(See accompanying notes to unaudited financial statements) 4

VAULT TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) Statements of Cash Flows (Unaudited)

			Cumulative
			amounts from
			date of incorporation
			(April 5, 2002)
	Nine Months Ended		Through
	May 31,		May 31,
	2009	2008	2009

Cash flows from operating activities
Net loss	$ (145,936)	$(284,163)	$(758,131)
Adjustments to reconcile net loss
to net cash used in operating activities:
Change in operating assets and liabilities
Debt forgiveness income	(399,350)	-	(399,350)
Stock issued for Services	318,000	-	318,000
Increase (decrease) in prepaid expenses	(641)	29,723	(5,000)
Increase (decrease) in accounts payable and accrued liabilities	(5,333)	94,520	29,208

Net cash used in operating activities	(233,260)	(159,920)	(815,273)

Cash flows from financing activities:
Net change in Shareholder loans	(1,493)	75,298	87,650
Finance contracts	2,600	79,015	306,648
Share subscriptions	-	-	76,313
Related party loans	224,097	-	253,910
Other loans	12,953	-	95,649

Net cash provided by financing activities	238,157	154,313	820,170

Net change in cash and cash equivalents	4,897	(5,607)	4,897
Cash and cash equivalents:
Beginning of period	-	5,757	-

End of period	$ 4,897	$150	$4,897

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-

Interest	$-	$-	$-

(See accompanying notes to unaudited financial statements) 5

VAULT TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY) NOTES TO FINANCIAL STATEMENTS
1.	Basis of presentation

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

2.	Going concern

The accompanying financial statements have been prepared assuming that Vault will continue as a going concern. As shown in the accompanying financial statements, Vault has an accumulated deficit, negative working capital and negative cash flow from operations since inception. These conditions raise substantial doubt as to Vault’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Vault is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

3.	Debt forgiveness income – Finance Contracts

On October 9, 2008, Vault and its wholly-owned subsidiaries executed a Release and Settlement Agreement with Caelum Finance Ltd. to terminate all existing relationships and settle all outstanding debts. Under the terms of this agreement, all rights, title and interest in the Wollaston Lake Property were transferred to Caelum as full and complete consideration of all obligations under the loan agreement with Caelum and to include all other outstanding debts. The property had a carrying basis of $0 for our financial statements prior to the disposition. Upon executing the Agreement, a 3.9% shareholder of Vault, affiliated with Caelum, agreed to deliver his entire share ownership of our common stock, which consisted of 2,250,000 shares, or approximately 3.9% of our issued and outstanding common stock to Vault which has been accounted for as returned and cancelled. The former shareholder also waived any claims under any loan or note made by us and the Vault Entities. The loan in the amount of $361,649 and associated interest in the amount of $25,526 were forgiven resulting in debt forgiveness income in the amount of $387,175 due to the assets having a carrying value of $0. During the quarter ended February 28, 2009, the Company also recognized an additional debt forgiveness income of $12,175 also pursuant to the Release and Settlement agreement which resulted to the former shareholder agreeing to waive his right to loans made to the Company.

4.	Commitments

	1)	The Company has entered into a lease of office premises for a term of three years commencing December 1, 2008 at a rent of $2,651 per month including estimated operating costs.

5.	Share capital

	1)	On December 17, 2008 the company issued 3,000,000 shares at $0.05 for $150,000 for consulting services. This was expensed during the nine months ended May 31, 2009.

	2)	On December 31, 2008 the company issued 4,200,000 shares at $0.04 for $168,000 for consulting services. This was expensed during the nine months ended May 31, 2009.

6.	Related Party Transactions

	1)	Various loans made to the Company during the nine months ended May 31, 2009 from the current President total $91,576 and are subject to interest at 10%. These loans have a term of one year and are unsecured. During the nine months ended May 31, 2009, Vault borrowed funds amounting to $132,520 from a company related to the current president and are subject to interest at 10%. These loans have a term of one year and are unsecured.

	2)	Certain other loans made by an employee of the company are subject to interest at 10%. These loans have a term of one year and are unsecured.

7.	Subsequent Event

On June 29, 2009, the majority shareholders and Board of Directors have given written consent to approve the following:

	1)	To amend the Company’s Articles of Incorporation to change the Company’s name to “Modern Renewable Technologies, Inc.”

	2)	To authorize a one (1) share for every seventy (70) share stock reverse split of the Company’s issued and outstanding shares.

The Company anticipates an effective date of July 31, 2009, or as soon thereafter as practicable in accordance with applicable law, including the Nevada General Corporation.

VAULT TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Critical Accounting Policies and Estimates

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended May 31, 2009.

Results of Operations

For the three months ended May 31, 2009, as compared to the three months ended May 31, 2008.

Revenues. We have not earned any revenues to date.

Operating Expenses and Net Loss. Our net loss from operations of $340,381 for the three month period ended May 31, 2009, was solely comprised of general and administrative expenses. By comparison, our net loss of $36,068 for the three month period ended May 31, 2008, was comprised solely of general and administrative expenses. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Securities Exchange Act of 1934 and the increased merger and acquisitions activity.

VAULT TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY)

For the nine months ended May 31, 2009, as compared to the nine months ended May 31, 2008.

Revenues. We have not earned any revenues to date.

Operating Expenses and Net Loss. We are reporting a net loss of $145,936 for the nine-months ended May 31, 2009 versus a net loss of $284,163 for the nine-month period ending May 31, 2008. The general and administrative expenses for the comparative nine-month periods is $545,286 for the period ending May 31, 2009 and $284,163 for the period ending May 31, 2008. Debt forgiveness income of $399,350 was realized during the period ending May 31, 2009 and resulted in the net loss of $145,936 for the period.

Liquidity and Financial Condition

During the nine-month period ending May 31, 2009 the Company’s cash position increased by $4,897. Cash used in operating activities totaled $233,260; cash flows from financing activities were $238,157, including $224,097 from related party loans.

During the nine-month period ending May 31, 2008 the Company’s cash position decreased by $5,607. Cash used in operating activities totaled $159,920; and cash provided by financing activities for the period was $154,313: $75,298 from shareholder loans and 79,015 from finance contracts.

As of May 31, 2009, we had cash of $4,897 on hand. Since our inception, we have used our common stock and loans to raise money for our operations and for our property acquisitions. We have not generated any revenues to date and are dependent upon obtaining financing to pursue our plan of operation.

Over the last three months, we have continued to experienced difficulties in raising capital. We believe our inability to raise significant additional capital through equity or debt financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets. As a result, we have funded our operations through loans from our current President and a company related to our current President. As of May 31, 2009, our current President has loaned us a total of $91,576. These loans have a term of one year, bear interest of 10% and are unsecured. During the nine months ended May 31, 2009, we also borrowed funds amounting to $132,520 from a company related to our current President.

We anticipate spending approximately $250,000 over the next twelve months in pursuing our plan of operation. We have a working capital deficit of $363,818 and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will likely not be as available at this stage of our business.

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

VAULT TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY)

Plan of Operations

Vault Technology, Inc. is a full service audio visual integration firm that serves the education, government and commercial marketplace. We provide multimedia consulting, complete classroom, boardroom, and conference room design and installation of audiovisual products and sound system design and installation. In addition to its complex product offering, Vault provides training, service and on-going customer support. As part of our new business focus, we have also begun exploring other opportunities in the products and services arena related to audiovisual systems integration, home theater systems and digital media. We have also deployed additional resources into the acquisition of operating entities that deliver products and services related to audiovisual systems integration, home theater systems and digital media. We have not earned any revenues to date.

As at May 31, 2009, we had cash of $4,897 on hand. As such, we currently do not have sufficient financial resources to meet the anticipated costs of pursuing our new business focus, or the anticipated administrative costs of operating our business for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We intend to pursue capital through public or private financing and other sources, such as our officers, director and principal shareholders. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, we cannot guarantee that our officers, directors and principal shareholders will continue to contribute funds to pay for our expenses.

On July 10, 2009 we signed a renewed non-binding Memorandum of Understanding to enter into an exclusive licensing and distribution agreement with EcoBlu Products, Inc. to distribute their Ecoblu line of green building products in the Caribbean, Central and South American markets.

Upon closing of an agreement to acquire the license we would become the exclusive distributor of proprietary wood products coated with a non-toxic eco-friendly chemistry that protects against mold, rot-decay, termites and value added fire for the Caribbean, Central and South American markets. The EcoBlu products can be used for all of the wood framing components used in a covered structure: the roof system, wall system and floor system. These covered structure components include structural lumber, sheathing, truss products, beams and trims, among others. In anticipation of acquiring the license we are preparing to change the Company’s name to “Modern Renewable Technologies, Inc.” and complete a one (1) share for every seventy (70) share stock reverse split of the Company’s issued and outstanding shares. The company anticipates an effective date of July 31, 2009, or as soon thereafter as practicable in accordance with applicable law, including the Nevada General Corporation. We believe these changes will better reflect our new business opportunities with the EcoBlu products and reorganize our capital structure to improve our ability to raise additional funding to pursue the abovementioned opportunity.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

VAULT TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY)

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 15d-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were not effective due to material adjustments related to non cash stock based transactions for consulting.

Changes in Internal Controls

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

VAULT TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY)

Part II	OTHER INFORMATION
Item 1	Legal Proceedings
None, for the period ending May 31, 2009.
At this time, the Company is unaware of any legal proceedings to which it is a potential party.
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
None, for the period ending May 31, 2009
Item 3	Defaults Upon Senior Securities
None, for the period ending May 31, 2009
Item 4	Submission of Matters to a Vote of Security Holders
None, for the period ending May 31, 2009
Item 5	Other Information
None
Item 6	Exhibits and Reports

Exhibits

Vault Technology, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation (1)

3.1.1	Amendment to Articles of Incorporation – name change to Aztec Ventures, Inc. (1)

3.1.2	Amendment to Articles of Incorporation – name change to Genesis Uranium Corp. (2)

3.1.3	Amendment to Articles of Incorporation – name change to Vault Technology, Inc. (3)

3.2	Bylaws, as amended (1)

4.1	Form of Share Certificate (1)

14.1	Code of Ethics (2)

3.2	List of Subsidiaries (4)

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 13, 2006.

(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed December 14, 2007.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed May 7, 2008.

(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed December 16, 2008.

Vault Technology, Inc. includes herewith the following exhibits:

10.1	Memorandum of Understanding between N8 Concepts and Vault Technology, signed July 10, 2009

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))

31.2	Certification of Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))

32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer (18 U.S.C. 1350)

VAULT TECHNOLOGY, INC. (A DEVELOPMENT STAGE COMPANY)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vault Technology, Inc.

Date: July 15, 2009	By:	/s/ Nick Arroyo

Nick Arroyo
President, Director
Principal Executive Officer

Date: July 15, 2009	By:	/s/ Randy White

Randy White
Chief Financial Officer
Treasurer, Secretary, Director
Principal Financial Officer