Form 10-K
period 2009-08-31
Vault Technology, Inc.
filed 2009-12-15
CIK 1354591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-52445

MODERN RENEWABLE TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	33-1133537

(State of incorporation)	(IRS Employer Identification #)

4901 NW 17th Way, Suite 505 Ft. Lauderdale, Florida 33309 Address of Principal Executive Offices

Registrant’s telephone number, including area code
______(954) 492-9200___________

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

[ ] YES [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act.

[ ] YES [X] NO

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. [X] YES [ ] NO Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the Definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] YES [ X ] NO

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second quarter was $ 640,609.

The number of shares outstanding of the Registrant's common stock as of December 15, 2009 was 889,352.

I

Modern Renewable Technologies, Inc.

Table of Contents
Business	3
Properties	6
Legal Proceedings	6
Submission of Matters to a Vote of Security Holders	6

Market for Registrants Common Equity, Related Stockholder Matters and Issuer

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters	29
Principal Accounting Fees and Services	31
Exhibits, Financial Statement Schedules	32
Signatures	33

II

Modern Renewable Technologies, Inc.

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements”. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-K. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” the “Company,” and “MRT” mean Modern Renewable Technologies, Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

Business Overview

We were incorporated on April 5, 2002 under the laws of the State of Nevada as “Aztek Ventures Inc.” Effective November 13, 2007, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” Effective April 21, 2008, we amended our Articles of Incorporation to change our name from “Genesis Uranium Corp.” to “Vault Technology Inc.” to reflect the change in our business focus beyond solely that of uranium exploration. Effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Vault Technology, Inc.” to “Modern Renewable Technologies, Inc.. As a result, our OTC Bulletin Board symbol became “MRNZ” as of September 17, 2009.

We were formerly a resource exploration and development company focusing on our uranium project in the Wollaston domain of North Eastern Saskatchewan, Canada. On October 9, 2008, we disposed of our interest in the Wollaston property in the description given below.

As far as our mineral exploration activities, we owned an undivided interest in one mineral property located in the Province of British Columbia, Canada, that we call the “Ideal Property.” The Ideal Property consists of an area of approximately 169 hectares (approximately 417 acres) located in on Vancouver Island, approximately 13 miles west of the City of Port Alberni. Title to our mineral properties is currently held by our wholly owned subsidiary, Tekaz Mining Corp. (“Tekaz”). We agreed to settle a corporate debt owed in exchange for our interest in a mineral property located in the Province of Saskatchewan, Canada that we called the “Wollaston Lake Property” which consists of two prospecting permits covering 80,587 hectares (approximately 199,134 acres) located in northeastern Saskatchewan.

On October 9, 2008, we executed a Release and Settlement Agreement (“Agreement”) with Tekaz Mining Corp., a British Columbia corporation, 101117559 Saskatchewan Ltd., a Saskatchewan corporation (collectively the “MRT Entities”) and Caelum Finance Ltd., a British Columbia corporation and Curt White, an individual, (collectively the “Caelum Parties”), formerly one of our officers, one of our directors and formerly a shareholder. The Agreement serves to terminate all existing relationships and settle all outstanding debts between the MRT Entities and the Caelum Parties. These included the loan agreement (“Loan Agreement”) dated June 25, 2007 and an amendment (“Amendment”) which provided that the principal be secured by collateral in the form of the Wollaston East Claims MPP 1253 and MPP 1255.

In exchange for entering into this Agreement, the MRT Entities agreed to transfer all rights, title and interest to the Wollaston East Claims MPP 1253 and MPP 1255 to Caelum Finance Ltd., as full and complete consideration of all of the obligations under the Agreement and as payment in full. In return, and on behalf of the Caelum Parties, Caelum Finance Ltd. agreed to waive its claims under any loan or note made by us and the MRT Entities, and specifically agreed that the Property shall be payment in full for the Loan Agreement as amended, the amount of CDN$220,000. Upon executing the Agreement, Curt White agreed to deliver his entire share ownership of our common stock, which consisted of 2,250,000 shares (pre-split), or approximately 3.9% of our issued and outstanding common stock. Curt White also waived any claims under any loan or note

Modern Renewable Technologies, Inc.

made by us and the MRT Entities.

On October 8, 2008 we announced that we signed a non-binding letter of intent to acquire Digital Media Invention, LLC. Digital Media Invention (DMI) is an intellectual property and patent portfolio management and licensing firm focusing on a methodology for searching, negotiating, acquiring, enforcing, and licensing intellectual property and patent rights. Over the past couple of years, DMI has accumulated a number of patents and intellectual property rights for products and services related to consumer goods, electronics, and digital media distribution. On December 17, 2008 we announced the withdrawing our non-binding letter of intent to acquire Digital Media Invention, LLC.

On November 21, 2008, we announced that we executed a Non-Binding Letter of Intent to acquire 100% of the shares of Presentation Concepts Corporation (PCC). Founded in 1997, PCC is a multimedia services company specializing in audiovisual systems integration and IT services. Based in Syracuse, New York, PCC has offices throughout New York State providing audiovisual systems design, integration, sales, rental and services. Their products include large format displays, projection equipment, interactive whiteboards, control systems, digital signage systems, and video conferencing systems. PCC also specializes in e-mail, networking and web services to small and medium sized businesses providing enterprise level products and services, including Content Management On April 29, 2009 we announced the withdrawing our non-binding letter of intent to acquire Presentation Concepts Corporation.

Business.

On July 10, 2009 we signed a renewed non-binding Memorandum of Understanding to enter into an exclusive licensing and distribution agreement with EcoBlu Products, Inc. to distribute their Ecoblu line of green building products in the Caribbean, Central and South American markets.

Upon closing of an agreement to acquire the license we would become the exclusive distributor of proprietary wood products coated with a non-toxic eco-friendly chemistry that protects against mold, rot-decay, termites and value added fire for the Caribbean, Central and South American markets. The non-binding Memorandum of Understanding has lapsed by its terms as both companies have been undergoing reorganization activities.

Although we have not yet completed a final agreement with EcoBlu Products, we intend to pursue this and other potential business opportunities in the growing environmentally responsible “Green” products industry.

Our Industry. We believe the coatings and coated wood products market segments in the Caribbean, Central and South American markets are significant due to the climates in certain regions and expense of timber based materials in other regions. We are presently analyzing the various markets in the territories we intend to license as to better focus our marketing and product development efforts.

Competition. The EcoBlu coatings and coated wood products will compete in the coated/treated wood market. This is a mature market with large established biocide and chemical manufacturers, functionally equivalent technologies and fierce competition. However, the EcoBlu coatings and coated wood products appears to have a unique product with a combination mold, rot, decay, termite and fire retardant coating Government Regulation. We are subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. We believe that we are in conformity with all applicable laws in all relevant jurisdictions. We do not believe that we have not been affected by any of the rules and regulations specified in this section. We were a full service audio visual integration firm that serves the education, government and commercial marketplace. We provided multimedia consulting, complete classroom, boardroom, and conference room design and installation of audiovisual products and sound system design and installation, until July 10, 2009, when we announced our new our new business strategy. As part of our new business focus, we have not earned any revenues to date.

Employees. We have no employees other than our executive officers and directors. We conduct our business largely through consultants. We conduct our business through agreements with consultants and arms-length third parties. Currently our only employee is Nick Arroyo, who was hired in August 2008 and his salary for the first quarter of this period was paid by a related party and the remaining three quarters remain unpaid both of these expenses are included as a liability in the enclosed financial statements.

Research and Development. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future.

      Modern Renewable Technologies, Inc. Intellectual Property. We do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties. We intend to protect various words, names, symbols, and devices that are used with goods produced by us through the use of trademarks, and our services through the use of service marks, although we have not filed any applications to date.

We own the Internet domain name www.ModernRenewableTechnologies.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Modern Renewable Technologies, Inc.

Properties

Modern Renewable Technologies, Inc. has no properties and at this time has no agreements to acquire any properties.

On December 1, 2008, we entered into a lease agreement with a third party for a term of three years with monthly lease payment of $2,651. We are presently in default on our lease agreement. See “Legal Proceedings”

Disposition of the Wollaston Lake Property. On October 9, 2008, we agreed to dispose of our rights and interests in the Wollaston Lake Property to settle a corporate debt. This was pursuant to a settlement agreement described herein. Pursuant to this agreement, we, along with related entities, and Caelum Finance Ltd., (“Caelum”) and Curt White, formerly one of our officers, one of our directors and formerly a shareholder, agreed to terminate all existing relationships and settle all outstanding debts between us and Caelum, which were secured by collateral in the form of the Wollaston Lake Property.

Legal Proceedings

On October 21, 2009 an eviction notice was processed in Broward County, Florida related to our Ft. Lauderdale offices. The action seeks to relieve us of possession for failure to make timely payment as provided in the lease agreement. The amount due as of October 1, 2009 was $2,651. We have vacated the premises and are presently having mail forwarded to our President until we can establish another business address.

No other legal proceedings were initiated or served upon the Company in the fiscal year ending August 31, 2009.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

Modern Renewable Technologies, Inc.

Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Modern Renewable Technologies, Inc.’s (formerly, Vault Technology, Inc.) common stock is quoted on the OTC Bulletin Board (OTC/BB) under the symbol “MRNZ.OB”. Our shares originally commenced quotation under the symbol “AZTV” on May 1, 2007. Prior to May 1, 2007, no public trading market existed for our common stock. Our symbol was changed to “AZVN” on July 9, 2007 upon completion of our 2.5 -for-1 stock split. Subsequently, our symbol was changed to “GEUR” on November 16, 2007 after our name change from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” Effective April 21, 2008, we changed our name from Genesis Uranium Corp. to “Vault Technology, Inc.”, effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Vault Technology, Inc.” to “Modern Renewable Technologies, Inc.. and also completed a 70 to1 reverse split. As a result, our OTC Bulletin Board symbol was changed to “MRNZ” as of September 17, 2009.

The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices below have been obtained from sources believed to be reliable:

Period Ending	High	Low	Close

November 30, 2009	$ 0.15	0.15	0.15
August 31, 2009	0.35	0.35	0.35
May 29, 2009	0.25	0.25	0.25
February 27, 2009	0.83	0.83	0.83

November 28, 2008	$ 2.09	1.74	2.09
August 29, 2008	104.96	101.46	104.96
May 30, 2008	131.56	131.56	131.56
February 29, 2008	1.39	1.39	1.39

The above quotations have been adjusted to reflect our 70 to 1 reverse split effective July 10, 2009.

Common stock

Modern Renewable Technologies, Inc. had 889,352 common stock shares issued and outstanding as of December 15, 2009. On February 11, 2008 the authorized capital of common stock was increased to 750,000,000 shares and the issued and outstanding shares were split on the basis of three for every one share previously held. All share and per share amounts have been restated to present the split as if it had occurred on the first day of the first period presented.

Holders

Modern Renewable Technologies’ shares of outstanding common stock are held by approximately 28 shareholders of record.

Dividend Policy

Modern Renewable Technologies has neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings, if any, in order to finance the expansion of our operations. Our board of directors will determine future declaration and payments of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

There are no restrictions in our Articles of Incorporation or in our Bylaws which prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of a dividend: We would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the preferential rights of shareholders who have preferential rights superior to those receiving the distributions.

Modern Renewable Technologies, Inc.
Recent Sales of Unregistered Securities None.

Modern Renewable Technologies, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K for the year ended August 31, 2009.

Plan of Operations

Modern Renewable Technologies, Inc. is a full service audio visual integration firm that serves the education, government and commercial marketplace. We provide multimedia consulting, complete classroom, boardroom, and conference room design and installation of audiovisual products and sound system design and installation. In addition to its complex product offering, MRT provides training, service and on-going customer support. As part of our new business focus, we have also begun exploring other opportunities in the products and services arena related to audiovisual systems integration, home theater systems and digital media. We have also deployed additional resources into the acquisition of operating entities that deliver products and services related to audiovisual systems integration, home theater systems and digital media. We have not earned any revenues to date.

As at August 31, 2009, we had cash of no on hand. As such, we currently do not have sufficient financial resources to meet the anticipated costs of pursuing our new business focus, or the anticipated administrative costs of operating our business for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We intend to pursue capital through public or private financing and other sources, such as our officers, director and principal shareholders. We cannot

      Modern Renewable Technologies, Inc. guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, we cannot guarantee that our officers, directors and principal shareholders will continue to contribute funds to pay for our expenses.

On July 10, 2009 we signed a renewed non-binding Memorandum of Understanding to enter into an exclusive licensing and distribution agreement with EcoBlu Products, Inc. to distribute their Ecoblu line of green building products in the Caribbean, Central and South American markets.

Upon closing of an agreement to acquire the license we would have become the exclusive distributor of proprietary wood products coated with a non-toxic eco-friendly chemistry that protects against mold, rot-decay, termites and value added fire for the Caribbean, Central and South American markets. In anticipation of acquiring the license we changed the Company’s name to “Modern Renewable Technologies, Inc.” and completed a one (1) share for every seventy (70) share stock reverse split of the Company’s issued and outstanding shares. The non-binding Memorandum of Understanding has expired by its terms. Although we were not able to complete a final agreement with EcoBlu Products, we believe the changes better position us for new business opportunities and the responsible reorganization of our capital structure improved improve our ability to raise additional funding to pursue potential business opportunities in the growing environmentally “Green” products industry.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Results of Operations

For the year ended August 31, 2009, as compared to the year ended August 31, 2008.

Revenues. We have not earned any revenues to date.

Operating Expenses and Net Loss. We are reporting a net loss of $247,867 for the year ended August 31, 2009 versus a net loss of $284,267 for the year ending August 31, 2008. Debt forgiveness income of $399,350 was realized during the year ending August 31, 2009.

We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Securities Exchange Act of 1934.

Liquidity and Financial Condition

During the year ending August 31, 2009 the Company’s cash position was unchanged, beginning and ending with no cash. During the year ending August 31, 2008 the Company’s cash position decreased by $5,757. Cash used in operating activities totaled $252,908; and cash provided by financing activities for the period was $247,151: $76,745 from shareholder loans and $57,897 from finance contracts.

As of August 31, 2009, we had cash of no on hand. Since our inception, we have used our common stock and loans to raise money for our operations and for our property acquisitions. We have not generated any revenues to date and are dependent upon obtaining financing to pursue our plan of operation.

We have continued to experienced difficulties in raising capital. We believe our inability to raise significant additional capital through equity or debt financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets. As a result, we have funded our operations through loans from our current President and a company related to our current President. As of August 31, 2009, we owe related parties a total of $407,913. These loans have a term of one year, bear interest of 10% and are unsecured. During the year ended August 31, 2009, we borrowed $296,988 from related parties. We anticipate spending approximately $250,000 over the next twelve months in pursuing our plan of operation. We have a working capital deficit of $465,749 and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will likely not be as available at this stage of our business.

      Modern Renewable Technologies, Inc. During 2009, we incurred significant professional costs associated with the audit of our financial statements and our reporting requirements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We are unable to predict the duration, extent or trends related to the current credit and capital markets. We do expect to continue to experience difficulty financing our short term cash requirements as a result of these struggling markets and the U.S. Economy in general. Also, we may not be able to get terms favorable to the company or the existing shareholders if we are able to secure additional financing.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues from business activities, which may take the next few years to realize.

Our near term cash requirements are anticipated to be offset through the receipt of funds from private placement offerings and loans obtained through private sources. Since inception, we have predominantly financed cash flow requirements through the issuance of common stock for cash.

Over the next twelve months we believe that existing capital and funds from intended operations will not be sufficient to sustain operations and planned development of those intended operations. Consequently, we will be required to seek additional capital in the future to fund growth through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

Modern Renewable Technologies, Inc.

We may continue to incur operating losses over the next twelve months. Our operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

Our continuation as a going concern is dependent upon obtaining the additional working capital necessary to sustain our operations. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management plans to seek additional financing through the sale of its common stock through private placements. There is no assurance that the Company’s current operations will be profitable or the Company will raise sufficient funds to continue operating. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Modern Renewable Technologies, Inc.

Modern Renewable Technologies, Inc.

Financial Statements

Contents
Page
Report of Independent Registered Public Accounting Firm	14
Financial Statements
Consolidated Balance Sheets as of August 31, 2009 and August 31, 2008	15
Consolidated Statements of Expenses for the years ended August 31, 2009 and 2008
and for the period from inception (April 5, 2002) through August 31, 2009	16
Consolidated Statement of Cash Flows for the years ended August 31, 2009 and 2008
and for the period from inception (April 5, 2002) through August 31, 2009	17
Consolidated Statement of Changes in Shareholders’ Equity (Deficit) from inception
(April 5, 2002) through August 31, 2009	18
Notes to Financial Statements	19 - 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board Of Directors Modern Renewable Technologies, Inc. (formerly Vault Technology, Inc.) (Development Stage Company) Ft. Lauderdale, Florida

We have audited the accompanying balance sheets of Modern renewable technologies, Inc.(a development stage company) as of August 31, 2009 and 2008 and the related statement of expenses, stockholders' equity(deficit), and cash flows for the years then ended August 31, 2009 and 2008, and for the period from inception (April 5, 2002) through August 31, 2009. These financial statements are the responsibility of Modern renewable technologies, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modern renewable technologies, Inc. as of August 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended August 31, 2009 and 2008 and the period from inception through August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Modern renewable technologies, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Modern renewable technologies, Inc. has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Malone & Bailey, P.C. www.malone-bailey.com Houston, TX December 15, 2009

MODERN RENEWABLE TECHNOLOGIES, INC.
(formerly Vault Technology, Inc.)
(A development Stage Company)
CONSOLIDATED BALANCE SHEETS

	August	August
	31,	31,

	2009	2008

ASSETS

Current Assets

Prepaid expenses	$5,000	$4,359

TOTAL ASSETS	$5,000	$4,359

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Finance contracts ( Note 3)	$--	$304,048
Accounts payable and accrued liabilities	62,836	34,541
Due to shareholders ( Note 4)	75,294	89,143
Due to related party’s (Note 6)	332,619	29,813
Other Loans ( Note 5)	--	82,696

TOTAL LIABILITIES	470,749	540,241

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 100,000,000 shares authorized
None issued
Common Stock, 750,000,000 common shares authorized with a par	889	818
value of $0.001, 889,352 and 818,638 common shares issued and outstanding August 31, 2009 and 2008, respectively
Additional paid-in capital	393,424	75,495
Deficit accumulated during the development stage	(860,062)	(612,195)

Total Stockholders’ Deficit	(465,749)	(535,882)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,000	$4,359

See accompanying summary of accounting policies and notes to consolidated financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(formerly Vault Technology, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES

			April 5, 2002
	For the Year	For the Year	(Inception) through
	August 31,	August 31,	August 31
	2009	2008	2009

Expenses:

Selling, general and administrative	$647,219	$284,267	$1,259,414

Loss from operations	(647,219)	(284,267)	(1,259,414)

Debt forgiveness income	399,350	-	399,350

NET LOSS	$(247,867)	$(284,267)	$(860,062)

Net basic and diluted per common share	$(0.29)	$(0.35)	N/A

Weighted average shares outstanding			N/A
	860,051	818,638

See accompanying summary of accounting policies and notes to consolidated financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(formerly Vault Technology, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			April 5, 2002
	YEAR ENDED		(Inception)
			through
	August 31,	August 31,	August 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	$(247,867)	$(284,267)	$(860,062)

Adjustments to reconcile net loss to
cash used in operating activities
Debt forgiveness income	(399,350)	-	(399,350)
Stock issued for services	318,000	-	318,000
Change in:
Prepaid expenses	(641)	37,673	(5,000)
Accounts payable and accrued liabilities	30,270	(6,314)	64,811

NET CASH USED IN OPERATING ACTIVITIES	(299,588)	(252,908)	(881,601)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans, net	13,849	76,745	102,992
Finance contracts, net	2,600	57,897	306,648
Related party loans, net	283,139	29,813	312,592
Other loans, net	-	82,696	82,696
Share subscription collected	-	-	76,313

NET CASH PROVIDED BY FINANCING	299,588	247,151	881,601
ACTIVITIES

NET CHANGE IN CASH	-	(5,757)	-

CASH AT BEGINNING OF PERIOD	-	5,757	-

CASH AT END OF PERIOD	$-	$-	$-

NON-CASH FINANCING ACTIVITIES

Reclass from Other loans to Due to Related	92,696	-	94,671
Party
Reclass from Accruals to Due to Related Party	1,975	-	1,975

Supplemental Disclosures

Interest paid	$-	$-	$-
Income taxes paid	-	-	-

See accompanying summary of accounting policies and notes to consolidated financial statements

MODERN RENEWABLE TECHNOLOGIES, INC. (formerly Vault Technology, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM APRIL 5, 2002 (INCEPTION) THROUGH AUGUST 31, 2009
	COMMON STOCK				DEFICIT

					ACCUMULATED
				SHARE	DURING
			ADDITIONAL	SUBSCRIPTION
			PAID-IN	(RECEIVABLE)	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Shares issued for cash
August 21, 2002 at $0.001	589,285	$589	$4,911	$-	$-	$ 5,500
Net loss	-	-	-	-	(2,266)	(2,266)

Balances at August 31, 2002	589,285	589	4,911	-	(2,266)	3,234
Net loss	-	-	-	-	(4,209)	(4,209)

Balance at August 31, 2003	589,285	589	4,911	-	(6,475)	(975)
Net loss	-	-	-	-	(123)	(123)

Balance at August 31, 2004	589,285	589	4,911	-	(6,598)	(1,098)
Shares issued for cash
August 31, 2005 at $0.033	229,353	229	70,584	(166)	-	70,647
Net loss	-	-	-	-	(7,269)	(7,269)

Balance at August 31, 2005	818,638	818	75,495	(166)	(13,867)	62,280
Share subscription received	-	-	-	166	-	166
Net loss for the year	-	-	-	-	(64,563)	(64,563)

Balance at August 31, 2006	818,638	818	75,495	-	(78,430)	(2,117)
Net loss for the year	-	-	-	-	(249,498)	(249,498)

Balance at August 31, 2007	818,638	818	75,495	-	(327,928)	(251,615)
Net loss for the year					(284,267)	(284,267)

Balance at August 31, 2008	818,638	818	75,495		(612,195)	(535,882)
Net loss for the year					(247,867)	(247,867)
Share issued for services	102,857	103	317,897			318,000
Shares cancelled	(32,143)	(32)	2,250			-

Balance at August 31, 2009	889,352	$889	$393,424	$-	$(860,062)	$ (465,749)

*Adjusted for split

See accompanying summary of accounting policies and notes to consolidated financial statements

     MODERN RENEWABLE TECHNOLOGIES, INC. (formerly Vault Technology, Inc.) (a development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -NATURE AND CONTINUANCE OF OPERATIONS

Aztek Ventures Inc. was incorporated in Nevada on April 5, 2002. Aztek changed its name on November 13, 2007 to Genesis Uranium Corp. and Genesis changed its name to Vault Technology Inc. on April 21, 2008. On July 31, 2009 Vault changed its name to Modern Renewable Technologies, Inc. Modern Renewable Technologies is a Development Stage Company as defined by Statement of Financial Accounting Standard No. 7. Modern Renewable Technologies has been in the development stage since its formation and has not yet realized any revenues from its planned operations

Going Concern

These consolidated financial statements have been prepared on a going concern basis. Modern Renewable Technologies has incurred losses since inception resulting in an accumulated deficit since inception and further losses are anticipated in the development of its business raising substantial doubt about Modern Renewable Technologies ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of Modern Renewable Technologies, Inc., to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of Modern Renewable Technologies have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Organization and Start-up Costs

Costs of startup activities, including organizational costs, are expensed as incurred.

Debt Forgiveness Income

On October 9, 2008 Modern Renewable Technologies and its fully owned subsidiaries executed a Release and Settlement Agreement with Caelum Finance Ltd to terminate all existing relationships and settle all outstanding debts. Under the terms of this Agreement, all rights, title and interest in the Wollaston Lake Property were agreed to be transferred to Caelum as full and complete consideration of all obligations under the loan agreement with Caelum and to include all other outstanding debts. As a result of this agreement Modern Renewable Technologies has been pursuing opportunities other than mining. The property had a carrying basis of $0 for our financial statements prior to the disposition. Upon executing the Agreement, a 3.9% shareholder of Vault, affiliated with Caelum, agreed to deliver his entire share ownership of our common stock, which consisted of 2,250,000 shares, or approximately 3.9% of our issued and outstanding common stock to Vault which has been accounted for as returned and cancelled. The former shareholder also waived any claims under any loan or note made by us and the Vault Entities. The loan in the amount of $361,649 and associated interest in the amount of $25,526 were forgiven resulting in debt forgiveness income in the amount of $387,175 due to the assets having a carrying value of $0. During the quarter ended February 28, 2009, the Company also recognized an additional debt forgiveness income of $12,175 also pursuant to the Release and Settlement agreement which resulted to the former shareholder agreeing to waive his right to loans made to the Company.

Acquisition, Exploration and Evaluation Expenditures

Modern Renewable Technologies is a development stage company and has not yet realized any revenue from its operations. It was primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs have been expensed as incurred.

Stock Based Compensation

Modern Renewable Technologies accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R), Share-Based Payments and Staff Accounting Bulletin No. 107, Share-Based Payments. The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and EmergingIssues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services under FASB Statement no. 123.

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

Foreign Currency Translation

Modern Renewable Technologies’ functional currency is the U.S. dollar and its reporting currency is the U.S. dollar. The financial statements are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The results of translation through fiscal 2009 have been nominal.

Financial Instruments

The carrying value of cash, due to shareholder and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Modern Renewable Technologies’

financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or Modern Renewable Technologies’ commitments to plan of action based on the then known facts.

Income Taxes

Modern Renewable Technologies uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109 – “Accounting for Income Taxes”. This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Basic and Diluted Net Loss per Share

Modern Renewable Technologies reports basic loss per share in accordance with SFAS No. 128 –“Earnings per Share”. Basic loss per share is computed using the weighted average number of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. At August 31, 2009 and 2008, Modern Renewable Technologies has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.	FINANCE CONTRACTS

On June 25, 2007, MRT borrowed $208,294 (CDN $220,000) from Caelum Finance of Vancouver, British Columbia, Canada. This loan is subject to interest at 8% per annum and is repayable on or before December 25, 2007 and may be extended at the discretion of the lender. On August 22, 2008 the agreement was amended and is now fully secured by the Wollaston Lake Property (Note 7b).

On August 9, 2007, MRT borrowed an additional $37,857 (CDN $39,985) from Caelum Finance Ltd, also subject to interest at 8% per annum.

On March 10, 2008, MRT borrowed an additional $62,920 in Canadian Dollars from Caelum finance Ltd. also subject to interest at 8% per annum.

All of these contracts were satisfied as a result of the Settlement identified in note 2

4	SHAREHOLDER LOANS

     These loans are unsecured, not subject to interest and payable upon demand. The balance outstanding at August 31, 2009 and 2008 was $75,294 and $89,143, respectively.

5. OTHER LOANS

During the last quarter of the 2008 fiscal year the company borrowed additional funds from Caelum Finance. These loans were unsecured, not subject to interest and payable upon demand and were extinguished as per the Settlement in note 2.

6. DUE TO RELATED PARTIES

Various loans made to the Company during the fiscal year ended August 31, 2009 from the current President total $137,908 and are subject to interest at 10%. These loans have a term of one year and are unsecured. During the fiscal year ended August 31, 2009 the Company borrowed funds amounting to $132,520 from a Company related to the current President and are subject to interest at 10%. These loans have a term of one year and are unsecured. During the 2009 fiscal year the Company borrowed various funds from the finance manager to the company, all of which are unsecured and subject to interest at 10% per annum.

7.	MINERAL PROPERTIES

	a)	On September 19, 2002, the Company purchased a mineral interest in an area known as the Ideal Property in the Alberni Mining Division of British Columbia, Canada for $3,269. This claim covers an area of 168.592 hectares and expired on September 5, 2005. This claim was re-staked and reacquired on December 10, 2005 for $575 and expires on December 8, 2008. As at August 31, 2007 exploration and development costs of $12,858 have been incurred and expensed. The Company does not intend to renew this claim.

	b)	On June 27, 2007, the Company purchased a mineral interest in the Wollaston Lake Property located in the

Hydichuk Lake Area in Saskatchewan, Canada for $186,640 (CDN $200,000). This claim covers an area of 80,587 hectares and expired December 20, 2008.

The above properties were subject to the Settlement as per note 2.

8.	SHARE CAPITAL

On July 6, 2007, the Company effected a 2.5 to 1 forward split of its common stock and increased its authorized number of common shares to 250,000,000. This change has been recorded retroactively on the financial statements.

On February 11, 2008 the authorized capital of common stock was increased to 750,000,000 shares and the issued and outstanding shares were split on the basis of three for every one share previously held. This change has been recorded retroactively on the financial statements.

On October 9, 2008 in connection with the debt forgiveness transaction (see note 2), a shareholder agreed to return 32,143 shares of MRT to the company of which all of the shares have been cancelled.

On December 17, 2008 the Company issued 42,857 shares at quoted price of $2.80 for $150,000 for consulting services.

This was expenses during the nine months ended May 31, 2009.

On December 31, 2008 the company issued 60,000 shares at quoted price of $3.50 for $168,000 for consulting services.

This was expensed during the nine months ended May 31, 2009.

On July 31, 2009 the Company authorized a reverse stock split of 1 share for every 70 shares of the Company’s issued and outstanding shares. This change has been recorded retroactively on the financial statements.

9. INCOME TAXES

Since inception, Modern Renewable Technologies has incurred net losses and therefore it has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $1,065,571, as follows:

a)	Income tax provision (U.S.)

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Pursuant to SFAS No. 109, MRT is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because MRT cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items: 2009 2008

Computed expected (benefit of) income taxes	$ (223,284)	$(96,651)
Increase in valuation allowance	223,284	96,651

Income tax provision	$-	$-

At August 31, 2009, MRT has net operating losses of $656,719 which may be carried forward to apply against future years’ income for tax purposes for twenty years from when incurred.

10.	CONTRACTURAL OBLIGATIONS

The Company has entered into a lease of office premises for a term of three years commencing December 1, 2008 at a rent of $2,651 per month including estimated operating costs. Subsequent to August 31, 2009 the lease was terminated by the landlord.

11.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after August 31, 2009 up through December 15, 2009, the date the Company issued these financial statements. During this period the Company borrowed various funds in the amount of approximately $7,100 from the finance manager to the company, all of which are unsecured and subject to interest at 10% per annum.

Modern Renewable Technologies, Inc.

Changes In and Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Controls and Procedures Evaluation of Disclosures and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2009. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of August 31, 2009, our disclosure controls and procedures were not effective due to the identification of a material weakness noted below.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; that receipts and expenditures are being made only with proper authorizations of management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Modern Renewable Technologies, Inc.

Management, including our former President acting as both Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies published in June of 2006 and the PCAOB preliminary staff views published October 17, 2007. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was not effective as of August 31, 2009 because there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Other Information
None

Modern Renewable Technologies, Inc.

Directors, Executive Officers and Corporate Governance

The directors and officers are as follows:
NAME	POSITION(S)	TENURE
Nick Arroyo	President, CEO and Director	August 25, 2008 to present
Randy White	CFO, Secretary, Treasurer, Director	December 13, 2007 to present

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

Modern Renewable Technologies, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended August 31, 2009 were filed.

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

						Modern Renewable Technologies, Inc.

Executive Compensation

			SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Nick Arroyo (1)	2009	180,000	0	0	0	0	0	12,000	192,000
President , CEO	2008	15,000	0	0	0	0	0	1,000	16,000

Randy White (2)	2009	0	0	0	0	0	0	0	0
CFO, Treasurer, Secretary 2008		0	0	0	0	0	0	0	0

Director Compensation

		Fees Earned				Nonqualified
		Or			Non-Equity	Deferred
		Paid In	Stock	Option	Incentive Plan Compensation		All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)

Nick Arroyo. (1)	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0

Randy White(2)	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0

Notes:
(1)	Effective August 25, 2008, Nick Arroyo was appointed as our President, Chief Executive Officer and as a director.

(2)	Randy White had been our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a member of our Board of

Directors since December 13, 2007. On August 23, 2008, Mr. White resigned as our Chief Executive Officer and President, though he retains his other positions of Chief Financial Officer, Secretary, Treasurer, and Director.

Outstanding Equity Awards at Fiscal Year End As at August 31, 2009, we did not have any outstanding equity awards.

Compensation Arrangements

We anticipate entering into a compensation agreement with Mr. Arroyo, the terms of which will be disclosed when available, pursuant to which Mr. Arroyo is expected to receive a salary and/or stock-based compensation. While Mr. Arroyo’s compensation contract is completed, his compensation is calculated at $15,000 per month, plus, $1,000 per month for health and dental insurance. He has not been paid any compensation in this period and these amounts are recorded as a payable in the enclosed financial statements.

Stock Options/SAR Grants

No grants of stock options or stock appreciation rights were made since our date of incorporation.

Long-Term Incentive Plans

As of August 31, 2009, we had no group life, health, hospitalization, or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Director Compensation

Our directors received no compensation for their service as directors during year ended August 31, 2009.

No Equity Compensation Plan

We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan in place, however we are evaluating a plan.

Modern Renewable Technologies, Inc.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Table

The following table sets forth, as of December 3, 2009; the beneficial ownership of Modern Renewable Technologies, Inc. common stock by each person known to the company to beneficially own more than five percent (5%) of the company’s common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly:

Common Stock
	Amount and Nature		Percentage (1)
Name and Address of Beneficial Owner	of Beneficial Ownership	Acquirable	of Class

Nick Arroyo	0	0	0
President and Director
Randy White	557,143	0	60.4
Treasurer, Secretary and Director

Officers and Directors as a Group	557,143	0	60.4

Total	557,143	0	60.4

Notes:
(1)	Each beneficial owner’s percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after December 3, 2009.

Total shares outstanding as of December 3, 2009 were 889,352 held by approximately 28 shareholders of record and an undetermined number of holders in street name.

All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated.

Equity Compensation Plan Information

The Company has no authorized Equity Compensation Plan at this time.

No options, warrants or other convertible securities have been issued to any officer, directors, or others at this time.

Modern Renewable Technologies, Inc.

Certain Relationships and Related Transactions

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

On October 9, 2008, we executed a Release and Settlement Agreement with Tekaz Mining Corp., a British Columbia corporation, 101117559 Saskatchewan Ltd., a Saskatchewan corporation (collectively the “MRT Entities”) and Caelum Finance Ltd., a British Columbia corporation and Curt White, an individual, (collectively the “Caelum Parties”), formerly one of our officers, one of our directors and a shareholder. The Agreement serves to terminate all existing relationships and settle all outstanding debts between the MRT Entities and the Caelum Parties. These included the loan agreement dated June 25, 2007, and an amendment which provided that the principal be secured by collateral in the form of the Wollaston East Claims MPP 1253 and MPP 1255. During last quarter of the fiscal year ended August 31, 2008, we borrowed additional funds from Caelum Finance Ltd. These loans are unsecured, not subject to interest and payable upon demand.

In exchange for entering into this settlement agreement, the MRT Entities agreed to transfer all rights, title and interest to the Wollaston East Claims MPP 1253 and MPP 1255 to Caelum Finance Ltd., as full and complete consideration of all of the obligations between the all parties and as payment in full. In return, and on behalf of the Caelum Parties, Caelum Finance Ltd. agreed to waive its claims under any loan or note made by us and the MRT Entities, and specifically agreed that properties represent payment in full for the loan as amended, in the amount of CDN$220,000. Upon executing the Agreement, Curt White agreed to deliver his entire share ownership of our common stock, which consisted of 2,250,000 shares (pre split), or approximately 3.9% of our issued and outstanding common stock. Curt White also waived any claims under any loan or note made by us and the MRT Entities.

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

Modern Renewable Technologies, Inc.

Principal Accountant Fees and Services (1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending August 31, 2009 and 2008 were: $15,000 and $13,500 respectively.

(2) Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending August 31, 2009 and 2008.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending August 31, 2009 and 2008.

(4) All Other Fees

The aggregate fees billed for professional services provided by the principal accountant, other than the services reported in items

(1)	through (3) for the fiscal years ending August 31, 2009 and 2008 were $0 and $0 respectively.

(5)	Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending August 31, 2009. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6) Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Modern Renewable Technologies, Inc.

Exhibits, Financial Statement Schedules

Exhibits

Modern Renewable Technologies, Inc. includes by reference the following exhibits:

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

(1) Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 13, 2006.

(2) Filed as an exhibit to our Annual Report on Form 10-KSB filed December 14, 2007.

(3) Filed as an exhibit to our Current Report on Form 8-K filed May 7, 2008.

(4) Filed as an exhibit to our Annual Report on Form 10-KSB filed December 16, 2008.

Modern Renewable Technologies, Inc. includes herewith the following exhibits:

3.1.4	Amendment to Articles of Incorporation – name change to Modern Renewable Technologies, Inc.

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))

31.2	Certification of Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))

32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer (18 U.S.C. 1350)

Modern Renewable Technologies, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern Renewable Technologies, Inc.
Registrant

Date: December 15, 2009	By:	\s\	Nick Arroyo

Nick Arroyo, President
Principal Executive Officer

Date: December 15, 2009	By:	\s\	Randy White

Randy White, Treasurer, Secretary
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 15, 2009	By:	\s\	Nick Arroyo, President

Nick Arroyo, President and Director
Principal Executive Officer

Date: December 15, 2009	By:	\s\	Randy White

Randy White, Treasurer, Secretary
Principal Financial Officer