Form 10-Q
period 2009-11-30
Modern Renewable Technologies, Inc.
filed 2010-01-14
CIK 1354591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

COMMISSION FILE NUMBER:000-52445

Modern Renewable Technologies, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	33-1133537
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13520 Oriental St, Rockville, Md 20853
(Address of principal executive offices)

202-536-5191
(Registrants telephone number, including area code)

4901 NW 17th Way, Suite 505 Ft. Lauderdale, Florida 33309
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

The number of shares outstanding of each of the issuer's classes of common equity as of January 11, 2009: 921,495 shares of the issuers $.001 par value common stock issued and outstanding.

MODERN RENEWABLE TECHNOLOGIES, INC.
(A  DEVELOPMENT STAGE COMPANY )

MODERN RENEWABLE TECHNOLOGIES, INC.
 (FORMERLY VAULT TECHNOLGY, INC.)
(A Development Stage Company)

BALANCE SHEETS
(unaudited)

	November 30,	August 31,
	2009	2009

ASSETS

Current Assets
Prepaid expenses	$563	$5,000

TOTAL ASSETS	$563	$5,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$84,790	$62,836
Due to shareholders	77,502	75,294
Due to related party’s	398,001	332,619

TOTAL LIABILITIES	560,293	470,749

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 100,000,000 shares authorized
None issued
Common Stock, 750,000,000 common shares authorized with a par value of $0.001, 921,495 common shares issued and outstanding. (August 31, 2009 889,352)	921	889
Additional paid-in capital	400,464	393,424

Deficit accumulated during the development stage	(961,114)	(860,062)

Total Stockholders’ Deficit	(559,730)	(465,749)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$563	$5,000

See accompanying notes to unaudited financial statements

MODERN RENEWABLE TECHNOLOGIES,INC.
(FORMERLYVAULT TECHNOLOGY,INC.)
(A Development Stage Company)

STATEMENTS OF INCOME AND EXPENSES
(unaudited)

			Period From April 5, 2002
	For the Three months ended	For the Three months ended	(Inception) Through
	November 30,	November 30,	November 30,
	2009	2008	2009

Expenses
General and Administrative	$101,052	$43,007	$1,353,393

Loss from operations	101,052	43,007	1,353,393

Debt forgiveness income	-	(387,175)	(399,350)

NET INCOME (LOSS)	$101,052	$344,168	$(954,043)

Net Loss Per Share – Basic and Diluted	$(0.11)	$0.43	N/A

Weighted Average Shares Outstanding – Basic and Diluted	889,750	800,271	N/A

See accompanying notes to unaudited financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)

			Period From April 5, 2002
	For THREE MONTHS ENDED		(Inception) Through
	November 30, November 30,		November 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(93,981)	$344,168	$(954,043)

Adjustments to reconcile net income (loss) to net
cash used in operating activities Change in operating assets and liabilities
Debt forgiveness income	-	(387,175)	(399,350)
Stock issued for services			318,000
Increase in prepaid expenses	4,437	(4,181)	(563)
Increase in accounts payable and accrued liabilities	21,954	19,806	86,765
NET CASH USED IN OPERATING ACTIVITIES	(67,590)	58,632	(949,191)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans, net	2,208	(8,632)	105,200

Finance contracts, net	-	-	306,648
Share subscription collected	-	-	76,313
Related party loans, net	65,382	69,625	378,334
Other loans		(2,361)	82,696

NET CASH PROVIDED BY FINANCING ACTIVITIES	67,590	(58,632)	949,191

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-
NON-CASH FINANCING ACTIVITIES

Reclass from Other loans to Due to Related Party Reclass from Accruals to Due to Related Party			94,671 1,975

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to unaudited financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Modern Renewable Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Modern Renewable Technologies audited 2009 annual financial statements and notes there to contained in Modern Renewable Technologies Annual Report  filed with the SEC on form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Modern Renewable Technologies 2009 financial statements have been omitted.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Modern Renewable Technologies  will continue as a going concern. As shown in the accompanying financial statements, Modern Renewable Technologies generated a loss for the three months ended November 30, 2009, and has an accumulated deficit at November 30, 2009. These conditions raise substantial doubt as to Modern Renewable Technologies ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Modern Renewable Technologies is unable to continue as a going concern. Management intends to finance these deficits be selling its common stock.

NOTE 3 – RELATED PARTY TRANSACTIONS

1)
Various loans made to the Company during the three months ended November 30, 2009 from the current President total $67,590 and are subject to interest at 10%. These loans have a term of one year and are unsecured.

NOTE 4 – COMMON STOCK

During this quarter 32,143 shares were recorded as issued at $0.22 each in respect of consulting services provided to the company.

NOTE 5 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after November 30, 2009 up through date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended November 30, 2009.

Results of Operations

For the three months ended November 30, 2009, as compared to the three months ended November 30, 2008.

Revenues. We have not earned any revenues to date.

Operating Expenses and Net Loss. Our net loss from operations of $93,981 for the three month period ended November 30, 2009, was solely comprised of general and administrative expenses. By comparison, our net income of $344,168 for the three month period ended November 30, 2008, was comprised of general and administrative expenses and debt forgiveness income. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Securities Exchange Act of 1934 and the increased merger and acquisitions activity.

Liquidity and Financial Condition

Cash used in operating activities totaled $67,590; cash flows from financing activities were $67,590.

During the nine-month period ending November 30, 2008 cash provided by operating activities totaled $58,632; and cash used by financing activities for the period was $58,632: $60,993 from shareholder loans.

As of November 30, 2009, we had no cash   on hand. Since our inception, we have used our common stock and loans to raise money for our operations and for our property acquisitions. We have not generated any revenues to date and are dependent upon obtaining financing to pursue our plan of operation.

Over the last three months, we have continued to experienced difficulties in raising capital. We believe our inability to raise significant additional capital through equity or debt financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets. As a result, we have funded our operations through loans from our current President and a company related to our current President. As of November 30, 2009, our current President has loaned us a total of $183,208. These loans have a term of one year, bear interest of 10% and are unsecured. During the three months ended November 30, 2009, we also borrowed funds amounting to $67,590 from a company related to our current President.

We anticipate spending approximately $250,000 over the next twelve months in pursuing our plan of operation. We have a working capital deficit of $559,730 and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will likely not be as available at this stage of our business.

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

As at November 30, 2009, we had no cash on hand. As such, we currently do not have sufficient financial resources to meet the anticipated costs of pursuing our new business focus, or the anticipated administrative costs of operating our business for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We intend to pursue capital through public or private financing and other sources, such as our officers, director and principal shareholders. We cannot

Modern Renewable Technologies, Inc. guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, we cannot guarantee that our officers, directors and principal shareholders will continue to contribute funds to pay for our expenses.

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

Part II OTHER INFORMATION

Item 1.  Legal Proceedings

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

No other legal proceedings were initiated or served upon the Company in the period ending November 30, 2009.

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None, for the period ending November 30, 2009

Item 3.  Defaults Upon Senior Securities

None, for the period ending November 30, 2009

Item 4.  Submission of Matters to a Vote of Security Holders

On December 18th, 2009 a Shareholder’s meeting was held, at which meeting a valid quorum of common shares voted that Randy White would remain as the only Director of the company and David Price nominated as Secretary of the company. Mr. White and Mr. Price accepted the nomination and now stand as Director and Secretary of the company.

Item 5.  Other Information

The company has changed its address and phone number to 13520 Oriental St, Rockville, Md 20853,
202-536-5191. The Secretary is providing this office free of charge.

Item 6.  Exhibits and Reports

Exhibits

Modern Renewable Technologies, Inc. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer and Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))

32.1	Certification of Principal Executive Officer and Principal Financial Officer (18 U.S.C. 1350)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN RENEWABLE TECHNOLOGIES, INC.

Date: January 14, 2010	By:	/s/ Randy White
Randy White
President, Director
Principal Executive Officer

Date: January 14, 2010	By:	/s/ Randy White
Randy White
Chief Financial Officer
Treasurer, Director
Principal Financial Officer