Form 10-Q
period 2010-02-28
Modern Renewable Technologies, Inc.
filed 2010-04-14
CIK 1354591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010

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

The number of shares outstanding of each of the issuer's classes of common equity as of April 12, 2010: 921,495 shares of the issuers $.001 par value common stock issued and outstanding.

MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
 (A Development Stage Company)

TABLE OF CONTENTS

MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
 (A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	February 28,	August 31,
	2010	2009

ASSETS

Current Assets

Prepaid expenses	$375	$5,000

TOTAL ASSETS	$375	$5,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$79,685	$62,836
Due to shareholders	90,167	75,294
Due to related party	-	332,619
Other loans	398,001	-

TOTAL LIABILITIES	567,853	470,749

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 100,000,000 shares authorized	-	-
None issued
Common Stock, 750,000,000 common shares authorized with a par value of $0.001, 921,495 and 889,352 common shares issued and outstanding as of February 28, 2010 and August 31, 2009 respectively	921	889
Additional paid-in capital	400,464	393,424
Deficit accumulated during the development stage	(968,863)	(860,062)

Total Stockholders’ Deficit	(567,478)	(465,749)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$375	$5,000

See accompanying notes to the unaudited financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
(A Development Stage Company)

STATEMENT OF EXPENSES
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED		Period from April 5, 2002 (Inception) to
	FEBRUARY 28		FEBRUARY 28		February 28
	2010	2009	2010	2009	2010

Expenses
General and administrative	$6,492	$97,038	$92,065	$137,537	$1,303,753

Income (Loss) from operations	(6,492)	(97,038)	(92,065)	(137,537)	(1,303,753)
Interest Expense	(8,327)	(660)	(16,736)	(3,168)	(64,460)
Debt forgiveness income	-	12,175	-	399,350	399,350
Net Income (Loss)	$(14,820)	$(85,523)	$(108,801)	$258,645	$(968,863)

Net Earnings Per Common Share- Basic and Diluted	$(0.02)	$(0.11)	$(0.12)	$0.32	N/A

Weighted Average Common Shares Outstanding-Basic and Diluted	921,495	786,496	905,512	793,421	N/A

See accompanying notes to the unaudited financial statements

MODERN RENEWABLE TECHNOLOGIES, INC
(FORMERLY VAULT TECHNOLOGY, INC.)
 (A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR SIX MONTHS ENDED		From April 5, 2002 (Inception) Through
	FEBRUARY 28,	FEBRUARY 29,	February 28,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(108,801)	$258,645	$(968,863)

Adjustments to reconcile net income (loss) to net
cash used in operating activities Change in operating assets and liabilities
Stock issued for services	7,072	-	325,072
Debt forgiveness income	-	(399,350)	(399,350)
Increase (decrease) in prepaid expenses	4,625	(819)	(375)
Increase (decrease) in accounts payable and accrued liabilities	(16,849)	(9,162)	81,660
NET CASH USED IN OPERATING ACTIVITIES	(80,255)	(150,686)	961,856

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans, net	14,873	(9,914)	117,865
Finance contracts, net	-	2,600	306,648
Share subscription collected	-	-	76,313
Related party loans, net	-	160,192	312,952
Other loans	65,382	(2,169)	148,078

NET CASH PROVIDED BY FINANCING ACTIVITIES	80,255	150,709	961,856

NET CHANGE IN CASH	-	23	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$23	$-

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH OPERATING AND FINANCING ACTIVITIES

Reclass from Other Loans to Related Party	$-	$-	$94,671
Reclass from Accruals to Due to Related Party	$-	$-	$1,975
Reclass from Due to Related Party to Other Loans	$332,619	$-	$332,619

See accompanying notes to the unaudited financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Modern Renewable Technologies , Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Modern Renewable Technologies audited 2009 annual financial statements and notes there to contained in Modern Renewable Technologies Annual Report  filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Modern Renewable Technologies 2009 financial statements, have been omitted.

NOTE 2 – GOING CONCERN

The accompanying financial statements have bee prepared assuming that Modern Renewable Technologies will continue as a going concern. As shown in the accompanying financial statements, Modern Renewable Technologies has an accumulated deficit, negative working capital and negative cash flow from operations since inception. These conditions raise substantial doubt as to Modern Renewable Technologies ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Modern Renewable Technologies is unable to continue as a going concern. Management intends to finance these deficits be selling its common stock.

NOTE 3 – RELATED PARTY TRANSACTIONS

Salary payable to former management in respect of unpaid salaries have been reclassified to Accounts payable and accruals.

During the six month period ended February 28, 2010, the current President and majority shareholder advanced funds totaling $14,873 to the Company. The balance bears no interest, is unsecured and is due on demand.

NOTE 4 – OTHER LOANS

All other advances from the former management of the Company, including advances from a Company related to the former president have been reclassified to other loans. These parties loaned the company $65,382 this fiscal year and $332,619 in prior year related party loans were reclassified to other loans as of February 28, 2010.  These loans are due on demand, unsecured and bear interest ranging from 0% to 10% interest.

NOTE 5 – COMMON STOCK

During the six months period, 32,143 shares were recorded as issued at $0.22 each in respect of consulting services provided to the Company.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after February 28, 2010 up through date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended February 28, 2010.

Results of Operations

For the three months ended February 28, 2010, as compared to the three months ended February 28, 2009.

Revenues. We have not earned any revenues to date.

Operating Expenses and Net Loss. Our net loss of $14,820 for the three month period ended February 28, 2010, was solely comprised of general and administrative expenses and interest associated with our loans payable. By comparison, our net loss of $97,038 for the three month period ended February 28, 2009, was comprised of general and administrative expenses. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Securities Exchange Act of 1934 and the increased merger and acquisitions activity.

MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
(A Development Stage Company)

Liquidity and Financial Condition

During the six-month period ending February 28, 2010 cash provided by operating activities totaled $80,255; and cash provided by financing activities for the period was $80,255: $14,873 from shareholder loans.

As of February 28, 2010, we had no cash   on hand. Since our inception, we have used our common stock and loans to raise money for our operations and for our property acquisitions. We have not generated any revenues to date and are dependent upon obtaining financing to pursue our plan of operation.

Over the last three months, we have continued to experienced difficulties in raising capital. We believe our inability to raise significant additional capital through equity or debt financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets. As a result, we have funded our operations through loans from our current and prior Presidents.

We anticipate spending approximately $100,000 over the next twelve months in pursuing our plan of operation. We have a working capital deficit of $537,478 and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will likely not be as available at this stage of our business.

During 2009 and 2010, we incurred significant professional costs associated with the audit of our financial statements and our reporting requirements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
(A Development Stage Company)

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

As at February 28, 2010, we had no cash on hand. As such, we currently do not have sufficient financial resources to meet the anticipated costs of pursuing our new business focus, or the anticipated administrative costs of operating our business for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We intend to pursue capital through public or private financing and other sources, such as our officers, director and principal shareholders.

Modern Renewable Technologies, Inc. cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, we cannot guarantee that our officers, directors and principal shareholders will continue to contribute funds to pay for our expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
(A Development Stage Company)

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 15d-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were not effective due to adjustments.

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

MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
(A Development Stage Company)

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

No legal proceedings were initiated or served upon the Company in the period ending February 28, 2010. From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None, for the period ending February 28, 2010

Item 3 - Defaults Upon Senior Securities

None, for the period ending February 28, 2010

Item 4 - Submission of Matters to a Vote of Security Holders

On December 18th, 2009 a Shareholder’s meeting was held, at which meeting a valid quorum of common shares voted that Randy White would remain as the only Director of the company and David Price nominated as Secretary of the company. Mr. White and Mr. Price accepted the nomination and now stand as Director and Secretary of the company.

Item 5 - Other Information

The company has changed its address and phone number to 13520 Oriental St, Rockville, MD 20853, 202-536-5191. The Secretary is providing this office free of charge.

Item 6 - Exhibits and Reports

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

MODERN RENEWABLE TECHNOLOGIES, INC.

Date: April 14, 2010	By:	/s/ Randy White
Randy White
President, Director
Principal Executive Officer

Date: April 14, 2010	By:	/s/ Randy White
Randy White
Chief Financial Officer
Treasurer, Director
Principal Financial Officer