Form 10-K/A
period 2009-08-31
Modern Renewable Technologies, Inc.
filed 2010-05-12
CIK 1354591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

4901 NW 17th Way, Suite 505
Ft. Lauderdale, Florida 33309
Address of Principal Executive Offices

Registrant’s telephone number, including area code: (954) 492-9200

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

Modern Renewable Technologies, Inc. is a company currently seeking opportunities in the green building products industry.

On July 10, 2009 we signed a renewed non-binding Memorandum of Understanding to enter into an exclusive licensing and distribution agreement with EcoBlu Products, Inc. to distribute their Ecoblu line of green building products in the Caribbean, Central and South American markets. While we have since decided against moving forward with EcoBlu Products, we intend to continue to pursue potential business opportunities in this growing sector. There is a steady stream of new ideas, products and technologies in the green building products industry in which Modern Renewable Technologies would like to partake in. We will continue to focus on the green building products industry.

We intend to target green building product manufactures that have innovative green building products which will be first to market. We hope to avoid the competitive green building products that are dominated by our competition.  Our positioning strategy is first to come to an agreement with an innovative product new to market which will capture an audience keen on environmentally responsible energy efficient building. In order to obtain exclusivity, we hope to obtain the sole contractual rights to distribute a line of green building products.

We must first collect marketing data and secure distribution contracts. Our President, Randy White, will lead the effort to secure distribution contracts necessary to begin sales and generating revenues. During the next year, it is expected that Mr. White will focus upon negotiating green building products manufacturers into distribution agreements. Upon completion of these goals, it is expected that he will change focus from securing products for distribution to generating sales. We hope to receive revenue through the distribution of building products once we have completed an agreement with a green building product manufacturer. We have not generated any revenues to date. We are strictly a service-oriented company, with no bricks-and-mortar features other than the corporate office.

Because the Company is still developing its current strategy, the Company’s operating expenses will largely consist of professional fees. For the fiscal year 2010, we anticipate there will be no revenue generated and therefore the Company will operate at a loss. If the Company is able to become a distributor of green building products, funding will be necessary to fulfill any contractual obligations we may enter into.

Research and Development

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

The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices below have been obtained from sources believed to be reliable:

Period Ending	High	Low	Close
November 30, 2009	$0.15	0.15	0.15
August 31, 2009	0.35	0.35	0.35
May 29, 2009	0.25	0.25	0.25
February 27, 2009	0.83	0.83	0.83
November 28, 2008	$2.09	1.74	2.09
August 29, 2008	104.96	101.46	104.96
May 30, 2008	131.56	131.56	131.56
February 29, 2008	1.39	1.39	1.39

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

Plan of Operations

Modern Renewable Technologies, Inc. is a company currently seeking opportunities in the green building products industry.

On July 10, 2009 we signed a renewed non-binding Memorandum of Understanding to enter into an exclusive licensing and distribution agreement with EcoBlu Products, Inc. to distribute their Ecoblu line of green building products in the Caribbean, Central and South American markets. While we have since decided against moving forward with EcoBlu Products, we intend to continue to pursue potential business opportunities in this growing sector. There is a steady stream of new ideas, products and technologies in the green building products industry in which Modern Renewable Technologies would like to partake in. We will continue to focus on the green building products industry.

We intend to target green building product manufactures that have innovative green building products which will be first to market. We hope to avoid the competitive green building products that are dominated by our competition.  Our positioning strategy is first to come to an agreement with an innovative product new to market which will capture an audience keen on environmentally responsible energy efficient building. In order to obtain exclusivity, we hope to obtain the sole contractual rights to distribute a line of green building products.

We must first collect marketing data and secure distribution contracts. Our Principal Financial Officer, Randy White, will lead the effort to secure distribution contracts necessary to begin sales and generating revenues. During the next year, it is expected that Mr. White will focus upon negotiating green building products manufacturers into distribution agreements. Upon completion of these goals, it is expected that he will change focus from securing products for distribution to generating sales. We hope to receive revenue through distribution of building products once we have completed an agreement with a green building product manufacturer. We have not generated any revenues to date. We are strictly a service-oriented company, with no bricks-and-mortar features other than the corporate office.

Because the Company is still developing its current strategy, the Company’s operating expenses will largely consist of professional fees. For the fiscal year 2010, we anticipate there will be no revenue generated and therefore the Company will operate at a loss. If the Company is able to become a distributor of green building products, funding will be necessary to fulfill any contractual obligations we may enter into.

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

We have continued to experienced difficulties in raising capital. We believe our inability to raise significant additional capital through equity or debt financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets. As a result, we have funded our operations through loans from our current President and a company related to our current President. As of August 31, 2009, we owe related parties a total of $407,913. Most of these loans have a term of one year, bear interest of 10% and are unsecured. During the year ended August 31, 2009, we borrowed $296,988 from related parties. We anticipate spending approximately $250,000 over the next twelve months in pursuing our plan of operation. We have a working capital deficit of $465,749 and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will likely not be as available at this stage of our business.

The $407,913 owing to related parties breaks down as follows.

Certain Relationships and Related Transactions

Related Parties

Unsecured Promissory Notes subject to interest at 10% per annum

Nick Arroyo – President

Date	Amount	Date Due for Repayment
November 21, 2008	$6,100	November 21, 2009
December 1, 2008	$14,452	December 1, 2009
January 21, 2009	$2,586	January 21, 2010
February 2, 2009	$3,500	February 2, 2010
February 10, 2009	$410	February 10, 2010
March 5, 2009	$1,575	March 5, 2010
April 16, 2009	$4,484	April 16, 2010
April 28, 2009	$3,030	April 28, 2010
April 28, 2009	$5,070	April 28, 2010
May 29, 2009	$3,110	May 29, 2010
May 31, 2009	$45,300	May 31, 2010
June 4, 2009	$115	June 4, 2010
June 16, 2009	$2,876	June 16, 2010
August 31, 2009	$45,300	August 31, 2010

Total	$137,908

Adam Aubel – Finance Manager

Date	Amount	Date Due for Repayment
April 28, 2009	$760	April 28, 2010
May 31, 2009	$13,755	May 31, 2010
June 29, 2009	$607	June 29, 2010
June 29, 2009	$500	June 29, 2010
July 7, 2009	$637	July 7, 2010
July 29, 2009	$316	July 29, 2010
August 4, 2009	$350	August 4, 2010
August 28, 2009	$399	August 28, 2010
August 31, 2009	$1,029	August 31, 2010
August 31, 2009	$13,000	August 31, 2010

Total	$31,353

Convergen Media Group, Inc – Company controlled by Nick Arroyo, President

Date	Amount	Date Due for Repayment
April 15, 2009	$161,383	April 15, 2010

SUMMARY

Total of Promissory Notes	$330,644
Other loans from Adam Aubel without interest or terms of repayment	$1,975

Randy White, Shareholder, Treasurer, Company Secretary and Principal Financial Officer
Loans not subject to interest or any specific terms of repayment	$75,294
$407,913

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

Modern Renewable Technologies, Inc.
Financial Statements
Contents

Page
Report of Independent Registered Public Accounting Firm	13
Financial Statements
Consolidated Balance Sheets as of August 31, 2009 and August 31, 2008	14
Consolidated Statements of Expenses for the years ended August 31, 2009 and 2008
and for the period from inception (April 5, 2002) through August 31, 2009	15
Consolidated Statement of Cash Flows for the years ended August 31, 2009 and 2008
and for the period from inception (April 5, 2002) through August 31, 2009	16
Consolidated Statement of Changes in Shareholders’ Equity (Deficit) from inception
(April 5, 2002) through August 31, 2009	17
Notes to Financial Statements	18 - 24

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
www.malone-bailey.com
Houston, TX

December 15, 2009

MODERN RENEWABLE TECHNOLOGIES, INC.
(formerly Vault Technology, Inc.)
(A development Stage Company)
CONSOLIDATED BALANCE SHEETS

	August	August
	31	31
	2009	2008

ASSETS

Current Assets

Prepaid expenses	5,000	4,359

TOTAL ASSETS	5,000	4,359

LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities

Finance contracts ( Note 3)	--	304,048
Accounts payable and accrued liabilities	62,836	34,541
Due to shareholders ( Note 4)	75,294	89,143
Due to related party s (Note 6)	332,619	29,813
Other Loans ( Note 5)	--	82,696

TOTAL LIABILITIES	470,749	540,241

Stockholders Deficit
Preferred Stock, 0.001 par value, 100,000,000
shares authorized
None issued
Common Stock, 750,000,000 common shares	889	818
authorized with a par
value of 0.001, 889,352 and 818,638 common
shares issued and
outstanding August 31, 2009 and 2008, respectively
Additional paid-in capital	393,424	75,495
Deficit accumulated during the development	(860,062)	(612,195)
stage

Total Stockholders Deficit	(465,749)	(535,882)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	5,000	4,359

See accompanying summary of accounting policies and notes to consolidated financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(formerly Vault Technology, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES

			April 5, 2002
	For the Year	For the Year	(Inception) through
	August 31,	August 31,	August 31
	2009	2008	2009

Expenses:

Selling, general and administrative	647,219	284,267	1,259,414

Loss from operations	(647,219)	(284,267)	(1,259,414)

Debt forgiveness income	399,350	0	399,350

NET LOSS	(247,867)	(284,267)	(860,062)

Net basic and diluted per common share	(0.29)	(0.35)	N/A

Weighted average shares outstanding	860,051	818,638	N/A

See accompanying summary of accounting policies and notes to consolidated financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(formerly Vault Technology, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			April 5, 2002
			(Inception)
	YEAR ENDED		through
	August 31,	August 31,	August 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING
ACTIVITIES

Net loss	(247,867)	(284,267)	(860,062)

Adjustments to reconcile net loss to
cash used in operating activities
Debt forgiveness income	(399,350)	0	(399,350)
Stock issued for services	318,000	0	318,000
Change in:
Prepaid expenses	(641)	37,673	(5,000)
Accounts payable and accrued liabilities	30,270	(6,314)	64,811

NET CASH USED IN OPERATING ACTIVITIES	(299,588)	(252,908)	(881,601)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans, net	13,849	76,745	102,992
Finance contracts, net	2,600	57,897	306,648
Related party loans, net	283,139	29,813	312,592
Other loans, net	0	82,696	82,696
Share subscription collected	0	0	76,313

NET CASH PROVIDED BY FINANCING	299,588	247,151	881,601
ACTIVITIES

NET CHANGE IN CASH	0	(5,757)	0

CASH AT BEGINNING OF PERIOD	0	5,757	0

CASH AT END OF PERIOD	0	0	0

NON-CASH FINANCING ACTIVITIES

Reclass from Other loans to Due to Related Party	92,696	0	94,671

Reclass from Accruals to Due to Related Party	1,975	0	1,975

Supplemental Disclosures

Interest paid	0	0	0
Income taxes paid	0	0	0

See accompanying summary of accounting policies and notes to consolidated financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(formerly Vault Technology, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
PERIOD FROM APRIL 5, 2002 (INCEPTION) THROUGH AUGUST 31, 2009

					DEFICIT

					ACCUMULATED
				SHARE	DURING
	COMMON STOCK		ADDITIONAL	SUBSCRIPTION
			PAID-IN	(RECEIVABLE)	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL

Shares issued for cash
August 21, 2002 at 0.001	589,285	589	4,911	0	0	5,500
Net loss	0	0	0	0	(2,266)	(2,266)

Balances at August 31, 2002	589,285	589	4,911	0	(2,266)	3,234
Net loss	0	0	0	0	(4,209)	(4,209)

Balance at August 31, 2003	589,285	589	4,911	0	(6,475)	(975)
Net loss	0	0	0	0	(123)	(123)

Balance at August 31, 2004	589,285	589	4,911	0	(6,598)	(1,098)
Shares issued for cash
August 31, 2005 at 0.033	229,353	229	70,584	(166)	0	70,647
Net loss	0	0	0	0	(7,269)	(7,269)

Balance at August 31, 2005	818,638	818	75,495	(166)	(13,867)	62,280
Share subscription received	0	0	0	166	0	166
Net loss for the year	0	0	0	0	(64,563)	(64,563)

Balance at August 31, 2006	818,638	818	75,495	0	(78,430)	(2,117)
Net loss for the year	0	0	0	0	(249,498)	(249,498)

Balance at August 31, 2007	818,638	818	75,495	0	(327,928)	(251,615)
Net loss for the year					(284,267)	(284,267)

Balance at August 31, 2008	818,638	818	75,495		(612,195)	(535,882)
Net loss for the year					(247,867)	(247,867)
Share issued for services	102,857	103	317,897			318,000
Shares cancelled	(32,143)	(32)	2,250			0

Balance at August 31, 2009	889,352	889	393,424	0	(860,062)	(465,749)

See accompanying summary of accounting policies and notes to consolidated financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(formerly Vault Technology, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE AND CONTINUANCE OF OPERATIONS

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

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

N/A

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

NOTE 3. - FINANCE CONTRACTS

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

NOTE 4 - SHAREHOLDER LOANS

These loans are unsecured, not subject to interest and payable upon demand. The balance outstanding at August 31, 2009 and 2008 was $75,294 and $89,143, respectively.

NOTE 5. - OTHER LOANS

During the last quarter of the 2008 fiscal year the company borrowed additional funds from Caelum Finance. These loans were unsecured, not subject to interest and payable upon demand and were extinguished as per the Settlement in note 2.

NOTE 6. - DUE TO RELATED PARTIES

As of August 31, 2009, we owe related parties a total of $407,913. Most of these loans have a term of one year, bear interest of 10% and are unsecured. During the year ended August 31, 2009, we borrowed $296,988 from related parties.

The $407,913 owing to related parties breaks down as follows.

Certain Relationships and Related Transactions

Related Parties

Unsecured Promissory Notes subject to interest at 10% per annum

Nick Arroyo – President

Date	Amount	Date Due for Repayment
November 21, 2008	$6,100	November 21, 2009
December 1, 2008	$14,452	December 1, 2009
January 21, 2009	$2,586	January 21, 2010
February 2, 2009	$3,500	February 2, 2010
February 10, 2009	$410	February 10, 2010
March 5, 2009	$1,575	March 5, 2010
April 16, 2009	$4,484	April 16, 2010
April 28, 2009	$3,030	April 28, 2010
April 28, 2009	$5,070	April 28, 2010
May 29, 2009	$3,110	May 29, 2010
May 31, 2009	$45,300	May 31, 2010
June 4, 2009	$115	June 4, 2010
June 16, 2009	$2,876	June 16, 2010
August 31, 2009	$45,300	August 31, 2010

Total	$137,908

Adam Aubel – Finance Manager

Date	Amount	Date Due for Repayment
April 28, 2009	$760	April 28, 2010
May 31, 2009	$13,755	May 31, 2010
June 29, 2009	$607	June 29, 2010
June 29, 2009	$500	June 29, 2010
July 7, 2009	$637	July 7, 2010
July 29, 2009	$316	July 29, 2010
August 4, 2009	$350	August 4, 2010
August 28, 2009	$399	August 28, 2010
August 31, 2009	$1,029	August 31, 2010
August 31, 2009	$13,000	August 31, 2010

Total	$31,353

Convergen Media Group, Inc – Company controlled by Nick Arroyo, President

Date	Amount	Date Due for Repayment
April 15, 2009	$161,383	April 15, 2010

SUMMARY

Total of Promissory Notes	$330,644
Other loans from Adam Aubel without interest or terms of repayment	$1,975

Randy White, Shareholder, Treasurer, Company Secretary and Principal Financial Officer
Loans not subject to interest or any specific terms of repayment	$75,294
$407,913

NOTE 7. - MINERAL PROPERTIES

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

NOTE 8. - SHARE CAPITAL

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

NOTE 9. - INCOME TAXES

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

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	2009	2008
Computed expected (benefit of) income taxes	(223,284)	(96,651)

Increase in valuation allowance	223,284	96,651

Income tax provision	0	0

At August 31, 2009, MRT has net operating losses of $656,719 which may be carried forward to apply against future years’ income for tax purposes for twenty years from when incurred.

NOTE 10. - CONTRACTURAL OBLIGATIONS

The Company has entered into a lease of office premises for a term of three years commencing December 1, 2008 at a rent of $2,651 per month including estimated operating costs. Subsequent to August 31, 2009 the lease was terminated by the landlord.

NOTE 11. - SUBSEQUENT EVENTS

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

Directors, Executive Officers and Corporate Governance

The directors and officers are as follows:

NAME	POSITION(S)	TENURE
Nick Arroyo	President, CEO and Director	August 25, 2008 to December 18th, 2009
Randy White	CFO, Secretary, Treasurer, Director	December 13, 2007 to present

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

Mr. Arroyo holds a BS in Accounting and Finance from the Inter-American University in San Juan, Puerto Rico which he earned in 1981. Mr. Arroyo is not an officer or director of any other U.S. reporting company. Mr. Arroyo is not expected to receive any compensation from the Registrant for his service as a director. Mr. Arroyo resigned as Director on December 18th, 2009.

Randy White had been our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a member of our Board of Directors since December 13, 2007. On August 23, 2008, Mr. White resigned as our Chief Executive Officer and President, though he retains his other positions of Chief Financial Officer, Secretary, Treasurer, and Director. Mr. White is also currently the President of Stratus Investments Group, a private investment enterprise he founded in 1999. Working and living in both North America and Europe, Mr. White has successfully managed an array of business activities including real-estate investment, corporate finance and consulting for both private and public resource companies. Mr. White was voted to be the sole Director on December 18th, 2009.

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

Executive Compensation

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Nick Arroyo (1)	2009	180,000	0	0	0	0	0	12,000	192,000
President , CEO	2008	15,000	0	0	0	0	0	1,000	16,000

Randy White (2)	2009	0	0	0	0	0	0	0	0
CFO, Treasurer, Secretary 2008		0	0	0	0	0	0	0	0

Director Compensation

		Fees Earned				Nonqualified
		Or			Non-Equity	Deferred
		Paid In	Stock	Option	Incentive Plan Compensation		All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)

Nick Arroyo. (1)	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0

Randy White (2)	2009	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0

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

Beneficial Ownership

Common Stock

	Amount and Nature		Percentage (1)
Name and Address of Beneficial Owner	of Beneficial Ownership	Acquirable	of Class

Nick Arroyo	0	0	0
President and Director
Randy White	557,143	0	60.40
Treasurer, Secretary and Director

Officers and Directors as a Group	557,143	0	60.40

Total	557,143	0	60.40

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

On August 25, 2008, Nick Arroyo was appointed as our President, Chief Executive Officer and as a director. We anticipate entering into a compensation agreement with Mr. Arroyo, the terms of which will be disclosed when available, pursuant to which Mr. Arroyo is expected to receive a stock-based compensation.

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
(2)Audit-Related Fees

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

Modern Renewable Technologies, Inc.
Registrant

Date: May 12, 2010	By:	\s\ Randy White, President
Randy White, President
Principal Executive Officer

Date: May 12, 2010	By:	\s\ Randy White
Randy White, Treasurer,
Controller, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 12, 2010	By:	\s\ Randy White, President
Randy White, President and Director
Principal Executive Officer

Date: May 12, 2010	By:	\s\ Randy White
Randy White, Treasurer,
Controller, Principal Financial Officer