Form 10-Q
period 2010-05-31
Modern Renewable Technologies, Inc.
filed 2010-07-01
CIK 1354591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010

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

______________
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

The number of shares outstanding of each of the issuer's classes of common equity as of  June 29, 2010, 2010: 921,495 shares of the issuers $.001 par value common stock issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Information
MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
 (A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	May 31,	August 31,
	2010	2009

ASSETS

Current Assets

Prepaid expenses	$784	$5,000

TOTAL ASSETS	$784	$5,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$53,575	$32,836
Due to shareholders	99,171	75,294
Due to related party	-	332,619
Other loans	398,001	-

TOTAL LIABILITIES	550,747	440,749

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 100,000,000 shares authorized	-	-
None issued
Common Stock, 750,000,000 common shares authorized with a par value of $0.001, 921,495 and 889,352 common shares issued and outstanding as of May 31, 2010 and August 31, 2009 respectively	921	889
Additional paid-in capital	400,464	393,424
Deficit accumulated during the development stage	(951,348)	(830,062)

Total Stockholders’ Deficit	(549,963)	(435,749)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$784	$5,000

See accompanying notes to the unaudited financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
(A Development Stage Company)
STATEMENT OF EXPENSES
(Unaudited)

					Period from April 5, 2002
	THREE MONTHS ENDED		NINE MONTHS ENDED		(Inception) to
	MAY 31		MAY 31		May 31
	2010	2009	2010	2009	2010

Expenses
General and administrative	$33,973	$337,427	$96,037	$539,164	$1,277,725

Loss from operations	(33,973)	(337,427)	(96,037)	(539,164)	(1,277,725)
Bank charges and interest	(8,512)	(2,954)	(25,249)	(6,122)	(72,973)
Debt forgiveness income	-	-	-	399,350	399,350
Net Loss	$(42,485)	$(340,381)	$(121,286)	$145,936	$(951,348)

Net Earnings Per Common Share- Basic and Diluted	$(0.05)	$(0.38)	$(0.13)	$(0.17)	N/A

Weighted Average Common Shares Outstanding-Basic and Diluted	921,495	889,353	910,898	850,177	N/A

See accompanying notes to the unaudited financial statements

MODERN RENEWABLE TECHNOLOGIES, INC
(FORMERLY VAULT TECHNOLOGY, INC.)
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From April 5, 2002
	FOR NINE MONTHS ENDED		(Inception) Through
	May 31,	May 31,	May 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(121,286)	$(145,936)	$(951,348)

Adjustments to reconcile net income (loss) to net
cash used in operating activities Change in operating assets and liabilities
Stock issued for services	7,072	318,000	325,072
Debt forgiveness income	-	(399,350)	(399,350)
(Increase) decrease in prepaid expenses	4,216	(641)	(784)
Increase (decrease) in accounts payable and accrued liabilities	20,739	(5,333)	55,550
NET CASH USED IN OPERATING ACTIVITIES	(89,259)	(233,260)	(970,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans, net	23,877	(1,493)	126,869
Finance contracts, net	-	2,600	306,648
Share subscription collected	-	-	76,313
Related party loans, net	-	224,097	312,952
Other loans	65,382	12,953	148,078

NET CASH PROVIDED BY FINANCING ACTIVITIES	89,259	238,157	970,860

NET CHANGE IN CASH	-	4,897	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$4,897	$-

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH OPERATING AND FINANCING ACTIVITIES
Reclass from Other Loans to Related Party	$-	$-	$94,671
Reclass from Accruals to Due to Related Party	$-	$-	$1,975
Reclass from Due to Related Party to Other Loans	$332,619	$-	$332,619

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine month period ended May 31, 2010, the current President and majority shareholder advanced funds totaling $23,877 to the Company. The balance at May 31, 2010 is $99,171 bears no interest, is unsecured and is due on demand.

NOTE 4 – OTHER LOANS

All other advances from the former management of the Company, including advances from a Company related to the former president have been reclassified to other loans. These parties loaned the Company $65,382 during this fiscal year and $332,619 in prior year. Related party loans were reclassified to other loans as of February 28, 2010. The balance as of May 31, 2010 is $398,001. These loans are due on demand, unsecured and bear interest ranging from 0% to 10% per annum.

NOTE 5 – COMMON STOCK

During the nine months period, 32,143 shares were recorded as issued at $0.22 each in respect of consulting services provided to the Company.

NOTE 6 – PRIOR YEAR REVISIONS

In the quarter ended May 31, 2010 an adjustment has been made related to the accounts payable of the prior year in the amount of $30,000 for legal fees which should not have been accrued for. Management has deemed this not material to the results of the prior year and has elected not to revise the prior year financial statements.

MODERN RENEWABLE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY VAULT TECHNOLOGY, INC.)

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended May 31, 2010.

Results of Operations

For the three months ended May 31, 2010, as compared to the three months ended May 31, 2009.

Revenues. We have not earned any revenues to date.

Operating Expenses and Net Loss. Our net loss of $42,485 for the three month period ended May 31, 2010, was solely comprised of general and administrative expenses and interest associated with our loans payable. By comparison, our net loss of $340,381 for the three month period ended May 31, 2009, was comprised of general and administrative expenses. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Securities Exchange Act of 1934 and the increased merger and acquisitions activity.

MODERN RENEWABLE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY VAULT TECHNOLOGY, INC.)

Liquidity and Financial Condition

During the six-month period ending May 31, 2010 cash provided by operating activities totaled $89, 259; and cash provided by financing activities for the period was $89,259: $23,877 from shareholder loans.

As of May 31, 2010, we had no cash   on hand. Since our inception, we have used our common stock and loans to raise money for our operations and for our property acquisitions. We have not generated any revenues to date and are dependent upon obtaining financing to pursue our plan of operation.

Over the last three months, we have continued to experienced difficulties in raising capital. We believe our inability to raise significant additional capital through equity or debt financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets. As a result, we have funded our operations through loans from our current and prior Presidents.

We anticipate spending approximately $100,000 over the next twelve months in pursuing our plan of operation. We have a working capital deficit of $549,963 and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will likely not be as available at this stage of our business.

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
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY VAULT TECHNOLOGY, INC.)

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
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY VAULT TECHNOLOGY, INC.)

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

MODERN RENEWABLE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY VAULT TECHNOLOGY, INC.)

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

No legal proceedings were initiated or served upon the Company in the period ending May 31, 2010.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None, for the period ending May 31, 2010

Item 3.  Defaults Upon Senior Securities

None, for the period ending May 31, 2010

Item 4.  Submission of Matters to a Vote of Security Holders

None for the period ending May 31, 2010.

Item 5.  Other Information

None for the period ending May 31, 2010.

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

Modern Renewable Technologies, Inc.
Registrant

Date: July 1, 2010	By:	\s\ Randy White, President
Randy White, President
Principal Executive Officer

Date: July 1, 2010	By:	\s\ Randy White
Randy White, Treasurer,
Controller, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 1, 2010	By:	\s\ Randy White, President
Randy White, President and Director
Principal Executive Officer

Date: July 1, 2010	By:	\s\ Randy White
Randy White, Treasurer,
Controller, Principal Financial Officer