Form 10-K
period 2010-08-31
Modern Renewable Technologies, Inc.
filed 2010-12-08
CIK 1354591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-52445

MODERN RENEWABLE TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	33-1133537
(State of incorporation)	(IRS Employer Identification #)

13520 Oriental St.
Rockville, MD 20853
Address of Principal Executive Offices

Registrant’s telephone number, including area code: (202) 492-9200

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

[   ] Large accelerated filer    [   ] Accelerated filer    [   ] Non-accelerated filer    [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] YES [X] NO

The number of shares outstanding of the Registrant's common stock as of December 8, 2010 was 9,215.

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

This past fiscal year we were unable to secure new opportunities in the green building products sector. We continue to be optimistic about the green building products space and will continue to focus our efforts on securing new opportunities in the sector. We have not generated any revenues to date. We are strictly a service-oriented company, with no bricks-and-mortar features other than the corporate office.

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

Legal Proceedings

Currently, no legal proceedings or claims are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2010.

Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Modern Renewable Technologies, Inc.’s (formerly, Vault Technology, Inc.) common stock is quoted on the OTC Bulletin Board (OTC/BB) under the symbol “MRNZ.OB”. Our shares originally commenced quotation under the symbol “AZTV” on May 1, 2007. Prior to May 1, 2007, no public trading market existed for our common stock. Our symbol was changed to “AZVN” on July 9, 2007 upon completion of our 2.5 -for-1 stock split. Subsequently, our symbol was changed to “GEUR” on November 16, 2007 after our name change from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” Effective April 21, 2008, we changed our name from Genesis Uranium Corp. to “Vault Technology, Inc.”, effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Vault Technology, Inc.” to “Modern Renewable Technologies, Inc.. and also completed a 70 to1 reverse split. As a result, our OTC Bulletin Board symbol was changed to “MRNZ” as of September 17, 2009. Effective on October 4, 2010 we completed a further 100 to 1 reverse split. Our OTC Bulletin Board symbol was changed to “MRNZD”. After a period of 20 days the “D” was removed and they symbol reverted back to “MRNZ”.

The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices below have been obtained from sources believed to be reliable:

Period Ending	High	Low	Close

August 31, 2010	$6.00	6.00	6.00
May 28, 2010	9.00	5.00	5.00
February 26, 2010	3.00	3.00	3.00
November 30, 2009	$15.00	15.00	15.00
August 31, 2009	34.98	34.98	34.98
May 29, 2009	25.19	25.19	25.19
February 27, 2009	$83.97	83.971.39	83.97

The above quotations have been adjusted to reflect our 100 to 1 reverse split effective October 4, 2010.

Common stock

Modern Renewable Technologies, Inc. had 9,215 common stock shares issued and outstanding as of November 15, 2010.

Holders

Modern Renewable Technologies’ shares of outstanding common stock are held by approximately 29 shareholders of record.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K for the year ended August 31, 2010.

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

This past fiscal year we were unable to secure new opportunities in the green building products sector. We continue to be optimistic about the green building products space and will continue to focus our efforts on securing new opportunities in the sector. We have not generated any revenues to date. We are strictly a service-oriented company, with no bricks-and-mortar features other than the corporate office.

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

As at August 31, 2010, we had cash of no on hand. As such, we currently do not have sufficient financial resources to meet the anticipated costs of pursuing our new business focus, or the anticipated administrative costs of operating our business for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We intend to pursue capital through public or private financing and other sources, such as our officers, director and principal shareholders. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, we cannot guarantee that our officers, directors and principal shareholders will continue to contribute funds to pay for our expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Results of Operations

For the year ended August 31, 2010, as compared to the year ended August 31, 2009.

Revenues. We have not earned any revenues to date.

Operating Expenses and Net Loss. We are reporting a net loss of $118,405 for the year ended August 31, 2010 versus a net loss of $232,867 for the year ending August 31, 2009. The net loss decreased for the year ended August 31, 2010 versus the prior year due to a decrease in business activity.

We anticipate our accounting and legal expenses will  increase as a result of our ongoing reporting requirements under the Securities Exchange Act of 1934.

Liquidity and Financial Condition

During the year ending August 31, 2010 the Company’s cash position was unchanged, beginning and ending with no cash. Cash used in operating activities totaled $31,865; and cash provided by financing activities for the period was $31,865: $26,758 from shareholder loans and $5,107 from other parties.

As of August 31, 2010, we had cash of no on hand. Since our inception, we have used our common stock and loans to raise money for our operations and for our property acquisitions. We have not generated any revenues to date and are dependent upon obtaining financing to pursue our plan of operation.

We have continued to experience difficulties in raising capital. We believe our inability to raise significant additional capital through equity or debt financings is due to various factors.  As a result, we have funded our operations through loans from our current President. As of August 31, 2010, we owe a total of $337,726. Most of these loans have a term of one year, bear interest of 10% and are unsecured. During the year ended August 31, 2010, we borrowed $26,758 from related parties. We anticipate spending approximately $250,000 over the next twelve months in pursuing our plan of operation. We have a working capital deficit of $562,082 and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will likely not be as available at this stage of our business.

During 2010, we incurred significant professional costs associated with the audit of our financial statements and our reporting requirements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Certain Relationships and Related Transactions

Related Parties

As of  August 31, 2010, a total of $337,726 (2009 $332,619). All of these loans have a term of one year, bear interest of 10% and are unsecured.  As at the date of completion of these audited financial statements, all of these loans are in default.

Nick Arroyo – Former President

Date	Amount	Date Due for Repayment
November 21, 2008	$6,100	November 21, 2009
December 1, 2008	$14,452	December 1, 2009
January 21, 2009	$2,586	January 21, 2010
February 2, 2009	$3,500	February 2, 2010
February 10, 2009	$410	February 10, 2010
March 5, 2009	$1,575	March 5, 2010
April 16, 2009	$4,484	April 16, 2010
April 28, 2009	$3,030	April 28, 2010
April 28,2009	$5,070	April 28, 2010
May 29, 2009	$3,110	May 29, 2010
May 31, 2009	$45,300	May 31, 2010
June 4, 2009	$115	June 4, 2010
June 16, 2009	$2,876	June 16, 2010
August 31, 2009	$45,300	August 31, 2010
Total		$137,908

Adam Aubel – Former Finance Manager

Date	Amount	Date Due for Repayment
April 28, 2009	$760	April 28, 2010
May 31, 2009	$13,755	May 31, 2010
June 29, 2009	$607	June 29, 2010
June 29, 2009	$500	June 29, 2010
July 7, 2009	$637	July 7, 2010
July 29, 2009	$316	July 29, 2010
August 4, 2009	$350	August 4, 2010
August 28, 2009	$399	August 28, 2010
August 31, 2009	$1,029	August 31, 2010
August 31, 2009	$13,000	August 31, 2010
September 3, 2009	$466	September 3, 2010
September 4, 2009	$5,478	September 4, 2010
September 15, 2009	$739	September 15, 2010
September 21, 2009	$399	September 21, 2010
Total		$38,435

Convergen Media Group, Inc – Company controlled by Nick Arroyo, Former President

Date	Amount	Date Due for Repayment
April 15, 2009	$161,383	April 15, 2010

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Modern Renewable Technologies Inc.
Rockville, Maryland

We have audited the accompanying balance sheets of Modern Renewable Technologies Inc. as of August 31, 2010 and 2009 and the related statement of expenses, stockholders’ deficit, and cash flows for the years then ended, and for the period from April 5, 2002 (inception) to August 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration over of internal control over financial reporting as a basis for design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation.  We believe our audits provide a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modern Renewable Technologies Inc, as of August 31, 2010 and 2009 and the results of its operations and its cash flow for years then ended, and for the period from April 5, 2002 (inception) to August 31, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s has incurred losses since inception and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
December 8, 2010

MODERN RENEWABLE TECHNOLOGIES, INC.
 (FORMERLY VAULT TECHNOLOGY, INC.)
(A development Stage Company)
 CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2010	2009

ASSETS

Current Assets

Prepaid expenses	$434	$5,000
TOTAL ASSETS	$434	$5,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$122,738	$47,836
Due to shareholders	102,052	75,294
Other loans	337,726	332,619

TOTAL LIABILITIES	562,516	455,749

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 100,000,000 shares authorized
None issued
Common Stock, 750,000,000 common shares authorized with a par value of $0.001, 9,215 and 8,894 common shares issued and outstanding August 31, 2010 and 2009, respectively.	9	9
Additional paid-in capital	401,376	394,304
Deficit accumulated during the development stage	(963,467)	(845,062)

Total Stockholders’ Deficit	(562,082)	(450,749)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$434	$5,000

See accompanying summary of accounting policies and notes to consolidated financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF EXPENSES

			April 5, 2002
	For the Year	For the Year	(Inception) through
	August 31,	August 31,	August 31
	2010	2009	2010

Expenses:
General and administrative	$84,645	$619,031	$1,281,332

Loss from operations	(84,645)	(619,031)	(1,281,332)
Bank charges and interest	(33,760)	(13,186)	(81,485)
Debt forgiveness income	-	399,350	399,350

NET LOSS	$(118,405)	$(232,867)	$(963,467)

Net basic and diluted per common share	$(12.96)	$(26.18)	N/A

Weighted average shares outstanding	9,135	8,894	N/A

See accompanying summary of accounting policies and notes to consolidated financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM APRIL 5, 2002 (INCEPTION) THROUGH  AUGUST 31, 2010

					DEFICIT
	COMMON STOCK			SHARE	ACCUMULATED
			ADDITIONAL	SUBSCRIPTION	DURING
			PAID-IN	(RECEIVABLE)	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL
Shares issued for cash
August 21, 2002 at $0.001	5,893	$6	$5,494	$-	$-	$5,500
Net loss	-	-	-	-	(2,266)	(2,266)

Balances at August 31, 2002	5,893	6	5,494	-	(2,266)	3,234

Net loss	-	-	-	-	(4,209)	(4,209)

Balance at August 31, 2003	5,893	6	5,494	-	(6,475)	(975)

Net loss	-	-	-	-	(123)	(123)

Balance at August 31, 2004	5,893	6	5,494	-	(6,598)	(1,098)

Shares issued for cash
August 31, 2005 at $0.033	2,293	2	70,811	(166)	-	70,647

Net loss	-	-	-	-	(7,269)	(7,269)

Balance at August 31, 2005	8,186	8	76,305	(166)	(13,867)	62,280

Share subscription received	-	-	-	166	-	166

Net loss for the year	-	-	-	-	(64,563)	(64,563)

Balance at August 31, 2006	8,186	8	76,305	-	(78,430)	(2,117)

Net loss for the year	-	-	-	-	(249,498)	(249,498)

Balance at August 31, 2007	8,186	8	76,305	-	(327,928)	(251,615)

Net loss for the year					(284,267)	(284,267)

Balance at August 31, 2008	8,186	8	76,305	-	(612,195)	(535,882)
Net loss for the year					(232,867)	(232,867)
Share issued for services	1,029	1	317,999			318,000
Shares to be cancelled	(321)	-	-			-

Balance at August 31, 2009	8,894	9	394,304	-	(845,062)	(450,749)
Net loss for the year					(118,405)	(118,405)
Share issued for services	321	-	7,072			7,072

Balance at August 31, 2010	9,215	$9	$401,376	$-	$(963,467)	$(562,082)

See accompanying summary of accounting policies and notes to consolidated financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			April 5, 2002
	YEAR ENDED		(Inception) through
	August 31,	August 31,	August 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(118,405)	$(232,867)	$(963,467)

Adjustments to reconcile net loss to
cash used in operating activities
Debt forgiveness income	-	(399,350)	(399,350)
Stock issued for services	7,072	318,000	325,072
Change in:
Prepaid expenses	4,566	(641)	(434)
Accounts payable and accrued liabilities	74,902	15,270	124,713
NET CASH USED IN OPERATING ACTIVITIES	(31,865)	(299,588)	(913,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans, net	26,758	13,849	129,750
Finance contracts, net	-	2,600	306,648
Related party loans, net	-	283,139	312,952
Other loans, net	5,107	-	87,803
Share subscription collected	-	-	76,313

NET CASH PROVIDED BY FINANCING ACTIVITIES	31,865	299,588	913,466

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-
NON-CASH FINANCING ACTIVITIES

Reclass from Other loans to Due to Related Party	-	92,696	94,671
Reclass from Accruals to Due to Related Party	-	1,975	1,975
Reclass from Due to Related Party to Other Loans	332,619	-	322,619
Supplemental Disclosures

Interest paid	$-	$-	$-
Income taxes paid	-	-	-

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

These consolidated financial statements have been prepared on a going concern basis. Modern Renewable Technologies has incurred losses since inception and has a working capital deficit, which raises substantial doubt about Modern Renewable Technologies ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of Modern Renewable Technology to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Debt Forgiveness Income

On October 9, 2008 modern Renewable Technologies and its fully owned subsidiaries executed a Release and Settlement Agreement with Caelum Finance Ltd to terminate all existing relationships and settle all outstanding debts. Under the Terms of this Agreement, all rights, title and interest in the Wollaston Lake Property were agreed to be transferred to Caelum as full and complete consideration of all obligations under the loan agreement with Caelum and to include all other outstanding debts. As a result of this agreement Modern Renewable Technologies has been pursuing opportunities other than mining. The property had a carrying basis of $0 for our financial statements prior to the disposition. Upon executing the Agreement, a 3.9% shareholder of Vault, affiliated with Caelum, agreed to deliver his entire share ownership of our common stock, which consisted of 2,250,000 shares, or approximately 3.9% of our issued and outstanding common stock to Vault which has been accounted for as returned and cancelled. The former shareholder also waived any claims under any loan or note made by us and the Vault Entities. The Loan in the amount of $361,649 and associated interest in the amount of $25,526 were forgiven resulting in debt forgiveness income in the amount of $387,175 due to the assets having a carrying value of $0. During the quarter ended February 28,2009 the Company also recognized an additional debt forgiveness income of $12,175 also pursuant to the Release and Settlement Agreement which resulted to the former shareholder agreeing to waive his right to loans made to the Company.

Acquisition, Exploration and Evaluation Expenditures

Modern Renewable Technologies is a development stage  company and has not yet realized any revenue from its operations. The company is currently seeking opportunities in the green building products industry.

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

Foreign Currency Translation

Modern Renewable Technology’s functional currency is the U.S. dollar and its reporting currency is the U.S. dollar. The financial statements are translated to United States dollars in accordance with ASC 830 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Financial Instruments

The carrying value of cash, due to shareholder and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments. Modern Renewable Technology’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or Modern Renewable Technology’s commitments to plan of action based on the then known facts.

Income Taxes

Modern Renewable Technology  uses the asset and liability method of accounting for income taxes in accordance with ASC 740 – “Accounting for Income Taxes”.  This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes.  If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Basic and Diluted Net Loss per Share

Modern Renewable Technology reports basic loss per share in accordance with ASC 260 – “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period.  At August 31, 2009 and 2010, Modern Renewable Technology has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

NOTE 3 - FINANCE CONTRACTS

On June 25, 2007, Modern Renewable Technologies borrowed $208,294 (CDN $220,000) from Caelum Finance of Vancouver, British Columbia, Canada. This loan was subject to interest at 8% per annum and was repayable on December 25, 2007.  On August 22, 2008 the agreement was amended and wasfully secured by the Wollaston Lake Property.

On August 9, 2007, Modern Renewable Technologies borrowed an additional $37,857 (CDN $39,985) from Caelum Finance Ltd, also subject to interest at 8% per annum.

On March 10, 2008, Modern Renewable Technologies borrowed an additional $62,920 in Canadian Dollars from Caelum finance Ltd. also subject to interest at 8% per annum.

All of these contracts were extinguished as a result of the Settlement identified in note 2

NOTE 4 – OTHER LOANS

As of  August 31, 2010, a total of $337,726 (2009 $332,619). All of these loans have a term of one year, bear interest of 10% and are unsecured.  As at the date of completion of these audited financial statements, all of these loans are in default. The promissory notes indicated that  a late penalty of 18% per annum would be assessed if the loans were in default. The Company has not received any notification concerning the default on these loans and therefore did not consider it necessary to make a provision for late penalties.

Nick Arroyo – Former President

Date	Amount	Date Due for Repayment
November 21, 2008	$6,100	November 21, 2009
December 1, 2008	$14,452	December 1, 2009
January 21, 2009	$2,586	January 21, 2010
February 2, 2009	$3,500	February 2, 2010
February 10, 2009	$410	February 10, 2010
March 5, 2009	$1,575	March 5, 2010
April 16, 2009	$4,484	April 16, 2010
April 28, 2009	$3,030	April 28, 2010
April 28,2009	$5,070	April 28, 2010
May 29, 2009	$3,110	May 29, 2010
May 31, 2009	$45,300	May 31, 2010
June 4, 2009	$115	June 4, 2010
June 16, 2009	$2,876	June 16, 2010
August 31, 2009	$45,300	August 31, 2010
Total		$137,908

Adam Aubel – Former Finance Manager

Date	Amount	Date Due for Repayment
April 28, 2009	$760	April 28, 2010
May 31, 2009	$13,755	May 31, 2010
June 29, 2009	$607	June 29, 2010
June 29, 2009	$500	June 29, 2010
July 7, 2009	$637	July 7, 2010
July 29, 2009	$316	July 29, 2010
August 4, 2009	$350	August 4, 2010
August 28, 2009	$399	August 28, 2010
August 31, 2009	$1,029	August 31, 2010
August 31, 2009	$13,000	August 31, 2010
September 3, 2009	$466	September 3, 2010
September 4, 2009	$5,478	September 4, 2010
September 15, 2009	$739	September 15, 2010
September 21, 2009	$399	September 21, 2010
Total		$38,435

Convergen Media Group, Inc – Company controlled by Nick Arroyo, Former President

Date	Amount	Date Due for Repayment
April 15, 2009	$161,383	April 15, 2010

NOTE 5 – SHAREHOLDER LOANS

These loans from the current President, Treasurer, Company Secretary and Principal Financial Officer are not subject to interest or any specific terms of repayment. The balance on these loans as at August 31, 2010 was $102,052 ( 2009 $75,294)

NOTE 6 - SHARE CAPITAL

During the quarter ended November 30, 2009, 321 shares were recorded as issued at $0.22 each in respect of services provided to the Company.

On August 12, 2010 the Company authorised a reverse stock split of 1 share for every 100 shares of the Company’s issued and outstanding shares. This change has been recorded retroactively, on the financial statements.

NOTE 7 - INCOME TAXES

Since inception, Modern Renewable Technology has incurred net losses and therefore has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $1,168,976 , as follows:

a)	Income tax provision (U.S.)

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  Pursuant to ASC 740, Genesis is required to compute tax asset benefits for net operating losses carried forward.  Potential benefit of net operating losses have not been recognized in these financial statements because Genesis cannot be assured that it is more likely than not it will utilize the net operating losses carried forward in future years.

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items:

	2010	2009

Computed expected (benefit of) income taxes	$(258,442)	$	(218,184)

Valuation allowance	258,442		218,184

Income tax provision	$-		$-

At August 31, 2010, MRT has net operating losses of $760,000 which may be carried forward to apply against future years’ income for tax purposes for twenty years from when incurred.

NOTE 8 – PRIOR YEAR REVISIONS

For the year ended August 31, 2010 an adjustment has been made related to the accounts payable of the prior year in  the amount of $15,000 for legal fees which should have not been accrued for as of August 31, 2009. Management has deemed this not material to the results of the prior year and has elected not to revise the prior year financial statements.

As a result of this misstatement the General and administrative expenses were overstated by $15,000 and the loss for the year and the accumulated deficit were similarly overstated. The comparative figures for the prior year have been restated to reflect this adjustment.

NOTE 9 - SUBSEQUENT EVENTS

On September 17, 2010, the Company signed a Promissory Note with JPF Securities Law, LLC (“JPF”), stating that the Company promised to pay to the order of JPF the sum of $7,500 with an interest rate of 10% per annum, payable on September 14, 2011.

Changes In and Disagreements with Accountants on Accounting/Financial Disclosure

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Controls and Procedures

Evaluation of Disclosures and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2010. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of August 31, 2010, our disclosure controls and procedures were not effective due to the identification of a material weakness noted below.

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

Our President assessed the effectiveness of our internal control over financial reporting as of August 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies published in June of 2006 and the PCAOB preliminary staff views published October 17, 2007. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was not effective as of August 31, 2010 because there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Other Information

On December 18, 2009, a shareholder meeting was called and Randy White was voted to succeed Nick Arroyo as President and Principal Executive Officer. On December 18, 2009 he was elected to serve as company President and Principal Executive Officer, replacing Nick Arroyo, and currently holds the positions of Principal Executive Officer, Principal Financial Officer, President and Director. Also on December 18, 2009, David Price was appointed as Secretary for the Company.  David Price resigned as director on May 3, 2010 and Randy White was appointed to serve in his place.

On August 12, 2010 our Board of Directors approved the proposal to effect a 1 for 100 reverse stock split. The action was also approved by the written consent of a majority of all shareholders entitled to vote on August 12, 2010. The actual affirmative vote was 62.65% of all shares issued and outstanding. The split became effective on October 4, 2010.

Directors, Executive Officers and Corporate Governance

The directors and officers are as follows:

NAME	POSITION(S)	TENURE
Nick Arroyo	President, CEO and Director	August 23, 2008 to December 18th, 2009
Randy White	CFO, Secretary, Treasurer, Director President and CEO	December 13, 2007 to present December 13, 2007 to August 23, 2008 December 18, 2009 to present

Nick Arroyo was appointed as our President, Chief Executive Officer and as a director on August 23, 2008. Mr. Arroyo is an entrepreneurial senior executive with over 27 years experience encompassing, Audit, Finance, Accounting, Budgeting, Strategic Planning, International Operations, Contract Negotiations, Buying, Marketing and Executive Management and Leadership Positions. Mr. Arroyo started his career in the US Air Force where he was an Accounting and Finance Officer and later became an auditor for Arthur Andersen & Company. Mr. Arroyo spent the next 20 years in the telecommunications industry where he held senior management positions in business development, international services, procurement, operations, and leadership positions.

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

Mr. Arroyo holds a BS in Accounting and Finance from the Inter-American University in San Juan, Puerto Rico which he earned in 1981. Mr. Arroyo is not an officer or director of any other U.S. reporting company. Mr. Arroyo is not expected to receive any compensation from the Registrant for his service as a director. On December 18, 2009, a shareholder meeting was called and Randy White was voted to succeed Nick Arroyo as President and Principal Executive Officer.

Randy White had been our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and a member of our Board of Directors since December 13, 2007. On August 23, 2008, Mr. White resigned as our Chief Executive Officer and President, though he retains his other positions of Chief Financial Officer, Secretary, Treasurer, and Director. On December 18, 2009 he was voted to replace Nick Arroyo as President and Principal Executive Officer. Mr. White is also currently the President of Stratus Investments Group, a private investment enterprise he founded in 1999 and Tatra Resources Ltd., a natural resources exploration company he founded in 2009. Mr. White has successfully managed an array of business activities including real-estate investment, corporate finance and consulting for both private and public resource companies.

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
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended August 31, 2010 were filed.

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

Executive Compensation

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Nick Arroyo (1)	2010	45,000	0	0	0	0	0		45,000
President , CEO	2009	180,000	0	0	0	0	0	12,000	192,000

Randy White (2)	2010	0	0	0	0	0	0	0	0
CFO, Treasurer, Secretary, President, CEO	2009	0	0	0	0	0	0	0	0

Director Compensation

		Fees Earned				Nonqualified
		Or			Non-Equity	Deferred
		Paid In	Stock	Option	Incentive Plan Compensation		All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)

Nick Arroyo. (1)	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0

Randy White (2)	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0

Notes:

On December 18, 2009, a shareholder meeting was called and Randy White was voted to succeed Nick Arroyo as President and Principal Executive Officer. On December 18, 2009 he was elected to serve as company President and Principal Executive Officer, replacing Nick Arroyo, and currently holds the positions of Principal Executive Officer, Principal Financial Officer, President and Director. Also on December 18, 2009, David Price was appointed as Secretary for the Company.  David Price resigned as director on May 3, 2010 and Randy White was appointed to serve in his place.

Outstanding Equity Awards at Fiscal Year End

As at August 31, 2010, we did not have any outstanding equity awards.

Compensation Arrangements

We have no compensation arrangements with our officers and directors.

Stock Options/SAR Grants

No grants of stock options or stock appreciation rights were made since our date of incorporation.

Long-Term Incentive Plans

As of August 31, 2010, we had no group life, health, hospitalization, or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Director Compensation

Our directors received no compensation for their service as directors during year ended August 31, 2010.

No Equity Compensation Plan

We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan in place.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership Table

The following table sets forth, as of November 23, 2010; the beneficial ownership of Modern Renewable Technologies, Inc. common stock by each person known to the company to beneficially own more than five percent (5%) of the company’s common stock, including options, outstanding as of such date and by the officers and directors of the company as a group. Except as otherwise indicated, all shares are owned directly:

Beneficial Ownership

Common Stock

	Amount and Nature		Percentage (1)
Name and Address of Beneficial Owner	of Beneficial Ownership	Acquirable	of Class

Nick Arroyo	0	0	0
President and Director
Randy White	5,571	0	60.46
Treasurer, Secretary and Director

Officers and Directors as a Group	5,571	0	60.46

Total	5,571	0	60.46

Notes:

(1) Each beneficial owner’s percentage ownership assumes the exercise or conversion of all options, warrants and other convertible securities held by such person and that are exercisable or convertible within 60 days after November 23, 2010.

Total shares outstanding as of November 23, 2010 were 9,215 held by approximately 28 shareholders of record and an undetermined number of holders in street name.

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

During the last quarter of the fiscal year ended August 31, 2009, we borrowed funds from a company related to our former President Nick Arroyo. As of August 31, 2009, we additionally borrowed a total of $89,143 from shareholders. These loans are unsecured, not subject to interest and payable upon demand.

On October 9, 2008, we executed a Release and Settlement Agreement with Tekaz Mining Corp., a British Columbia corporation, 101117559 Saskatchewan Ltd., a Saskatchewan corporation (collectively the “MRT Entities”) and Caelum Finance Ltd., a British Columbia corporation and Curt White, an individual, (collectively the “Caelum Parties”), formerly one of our officers, one of our directors and a shareholder. The Agreement serves to terminate all existing relationships and settle all outstanding debts between the MRT Entities and the Caelum Parties. These included the loan agreement dated June 25, 2007, and an amendment which provided that the principal be secured by collateral in the form of the Wollaston East Claims MPP 1253 and MPP 1255. During last quarter of the fiscal year ended August 31, 2009, we borrowed additional funds from Caelum Finance Ltd. These loans are unsecured, not subject to interest and payable upon demand.

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

Director Independence

Quotations for our common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Randy White acts as our executive officers and directors. As such, we do not have any independent directors.

Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending August 31, 2010 and 2009 were: $20,000 and $24,236 respectively.

(2)Audit-Related Fees

No aggregate fees were billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under item (1) for the fiscal years ending August 31, 2010 and 2009.

(3) Tax Fees

No aggregate fees were billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ending August 31, 2010 and 2009.

(4) All Other Fees

The aggregate fees billed for professional services provided by the principal accountant, other than the services reported in items (1) through (3) for the fiscal years ending August 31, 2010 and 2009 were $0 and $0 respectively.

(5)  Audit Committee

The registrant's Audit Committee, or officers performing such functions of the Audit Committee, have approved the principal accountant's performance of services for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ending August 31, 2010. Audit-related fees, tax fees, and all other fees, if any, were approved by the Audit Committee or officers performing such functions of the Audit Committee.

(6)  Work Performance by others

The percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 50 percent.

Exhibits, Financial Statement Schedules

Exhibits

Modern Renewable Technologies, Inc. includes by reference the following exhibits:

3.1	Articles of Incorporation (1)

3.1.1	Amendment to Articles of Incorporation – name change to Aztec Ventures, Inc. (1)

3.1.2	Amendment to Articles of Incorporation – name change to Genesis Uranium Corp. (2)

3.1.3	Amendment to Articles of Incorporation – name change to Vault Technology, Inc. (3)

3.1.4	Amendment to Articles of Incorporation – name change to Modern Renewable Technologies, Inc. (5)

3.2	Bylaws, as amended (1)

4.1	Form of Share Certificate (1)

14.1	Code of Ethics (2)

3.2	List of Subsidiaries (4)

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed April 13, 2006.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed December 14, 2007.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed May 7, 2008.
(4)	Filed as an exhibit to our Annual Report on Form 10-KSB filed December 16, 2008.
(5)	Filed as an exhibit to our Annual Report on Form 10-KSB filed December 15, 2009.

Modern Renewable Technologies, Inc. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer (Rule 13a-14(a)/15(d)-14(a))

31.2	Certification of Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))

32.1	Certification of Principal Executive Officer (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer (18 U.S.C. 1350)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern Renewable Technologies, Inc.
Registrant

Date: December 8, 2010	By:	\s\ Randy White
Randy White, President
Principal Executive Officer

Date: December 8, 2010	By:	\s\ Randy White
Randy White, Treasurer,
Controller, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 8, 2010	By:	\s\ Randy White
Randy White, President and Director
Principal Executive Officer

Date: December 8, 2010	By:	\s\ Randy White
Randy White, Treasurer,
Controller, Principal Financial Officer