Form 10-Q
period 2010-11-30
Modern Renewable Technologies, Inc.
filed 2011-01-20
CIK 1354591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010

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

__________
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

The number of shares outstanding of each of the issuer's classes of common equity as of  January 19, 2011: 9,215 shares of the issuers $.001 par value common stock issued and outstanding.

MODERN RENEWABLE TECHNOLOGIES, INC.
(A  DEVELOPMENT STAGE C OMPANY )

PART I.FINANCIAL INFORMATION

Item 1. Financial Statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(A development Stage Company)
BALANCE SHEETS
(unaudited)

	November 30,	August 31,
	2010	2010

ASSETS

Current Assets

Prepaid expenses	$1,105	$434
TOTAL ASSETS	$1,105	$434

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$133,733	$122,738
Due to shareholders	107,396	102,052
Other loans	342,226	337,726

TOTAL LIABILITIES	583,355	562,516

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 100,000,000 shares authorized
None issued	-	-
Common Stock, 750,000,000 common shares authorized with a par value of $0.001, 9,215 common shares issued and outstanding	9	9
Additional paid-in capital	401,376	401,376
Deficit accumulated during the development stage	(983,635)	(963,467)

Total Stockholders’ Deficit	(582,250)	(562,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,105	$434

See accompanying summary of  notes to the unaudited financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES
(unaudited)

	For the Three Months ended	For the Three Months ended	April 5, 2002 (Inception) through
	November 30,	November 30,	November 30
	2010	2009	2010

Expenses:
General and administrative	$11,590	$92,644	$1,292,922

Loss from operations	(11,590)	(92,644)	(1,292,922)
Interest	(8,578)	(8,408)	(90,063)
Debt forgiveness income	-	-	399,350

NET LOSS	$(20,168)	$(101,052)	$(983,635)

Net loss per share-basic and diluted	$(2.19)	$(11.36)	N/A

Weighted average shares outstanding-basic and diluted	9,215	8,897	N/A

See accompanying summary of  notes to the unaudited financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	FOR THE THREE MONTHS ENDED			April 5, 2002 (Inception) through
	November 30,	November 30,		November 30,
	2010	2009		2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(20,168)		$(101,052)	$(983,635)

Adjustments to reconcile net loss to
cash used in operating activities
Debt forgiveness income	-		-	(399,350)
Stock issued for services	-		7,072	325,072
Note payable for services rendered	4,500		-	4,500
Change in:
Prepaid expenses	(671)		4,437	(1,105)
Accounts payable and accrued liabilities	10,995		21,953	135,708
NET CASH USED IN OPERATING ACTIVITIES	(5,344)		(67,590)	(918,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans, net	5,344		2,208	135,094
Finance contracts, net	-		-	306,648
Related party loans, net	-		65,382	312,952
Other loans, net	-		-	87,803
Share subscription collected	-		-	76,313

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,344		67,590	918,810

NET CHANGE IN CASH	-		-	-

CASH AT BEGINNING OF PERIOD	-		-	-

CASH AT END OF PERIOD	$-		$-	$-
NON-CASH FINANCING ACTIVITIES

Reclass from Other loans to Due to Related Party	$-	$		$94,671
Reclass from Accruals to Due to Related Party	$-	$		$1,975
Reclass from Due to Related Party to Other Loans	$-	$		$322,619
Supplemental Disclosures

Interest paid	$-		$-	$-
Income taxes paid	$-		$-	$-

See accompanying summary of  notes to the unaudited financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED  FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Modern Renewable Technologies, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Modern Renewable Technologies audited 2010 annual financial statements and notes there to contained in Modern Renewable Technologies Annual Report filed with the SEC on form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Modern Renewable Technologies 2010 financial statements have been omitted.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Modern Renewable Technologies will continue as a going concern. As shown in the accompanying financial statements, Modern Renewable Technologies generated a loss for the three months ended November 30, 2010, and has an accumulated deficit at November 30, 2010. These conditions raise substantial doubt as to Modern Renewable Technologies ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Modern Renewable Technologies is unable to continue as a going concern. Management intends to finance these deficits be selling its common stock.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months period ended November 30, 2010, the current President advanced funds totaling $5,344 to the company. The balance at November 30, 2010 is $107,396 bears no interest, is unsecured and has no specific terms of repayment.

NOTE 4 – OTHER LOANS AND OFF-BALANCE SHEET OBLIGATIONS

As of August 31, 2010, there was a total of $337,726 of other loans. All of these loans have a term of one year, bear interest of 10% and are unsecured.

On September 14, 2010 the Company signed a promissory note with JPF Securities Law, LLC in the amount of $7,500 for certain legal fees. This Note is subject to interest at 10% annum and payable on September 14, 2011. As of November 30, 2010 JPF Securities Law, LLC had rendered services for $4,500. The balance of this Promissory Note ($3,000) has been treated as an “Off-Balance Sheet Obligation” and is not recorded in the financial statements for the quarter ended November 30, 2010 since the company is not legally responsible for the liability if no services are provided.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended November 30, 2010.

Results of Operations

For the three months ended November 30, 2010, as compared to the three months ended November 30, 2009.

Revenues. We have not earned any revenues to date.

Operating Expenses and Net Loss. Our net loss of $20,168 for the three months period ended November 30, 2010, was solely comprised of general and administrative expenses and interest associated with our loans payable. By comparison, our net loss of $101,052 for the three months period ended November 30, 2009, was comprised of general and administrative expenses and interest associated with our loans payable. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Securities Exchange Act of 1934 and the increased merger and acquisitions activity.

Liquidity and Financial Condition

During the three-month period ending November 30, 2010 the Company’s cash position was unchanged beginning and ending with no cash. Cash used by operating activities totaled $5,344; and cash provided by financing activities for the period was $5,344from shareholder loans.

As of November 30, 2010, we had no cash  on hand. Since our inception, we have used our common stock and loans to raise money for our operations and for our property acquisitions. We have not generated any revenues to date and are dependent upon obtaining financing to pursue our plan of operation.

Over the last three months, we have continued to experienced difficulties in raising capital. We believe our inability to raise significant additional capital through equity or debt financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets. As a result, we have funded our operations through loans from our current and prior Presidents.

We anticipate spending approximately $100,000 over the next twelve months in pursuing our plan of operation. We have a working capital deficit of $582,250 and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will likely not be as available at this stage of our business.

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

Off-Balance Sheet Arrangements

On September 14, 2010 the Company signed a Promissory note with JPF Securities Law, LLC in the amount of $7,500 for certain legal fees. This Note is subject to interest at 10% annum and payable on September 14, 2011. As of November 30, 2010 JPF Securities Law, LLC had rendered services for $4,500. The balance of this Promissory Note ($3,000) has been treated as an “Off-Balance Sheet Obligation” and is not recorded in the financial statements for the quarter ending November 30, 2010 since the company is not legally responsible for the liability if no services are provided.

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

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

No legal proceedings were initiated or served upon the Company in the period ending November 30, 2010.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None, for the period ending November 30, 2010.

Item 3 - Defaults Upon Senior Securities

None, for the period ending November 30, 2010.

Item 4 - Submission of Matters to a Vote of Security Holders

None for the period ending November 30, 2010.

Item 5 - Other Information

None for the period ending November 30, 2010.

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

Modern Renewable Technologies, Inc.
Registrant

Date: January 19, 2011	By:	/s/ Randy White
Randy White, President
Principal Executive Officer

Date: January 19, 2011	By:	/s/ Randy White
Randy White, Treasurer,
Controller, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 19, 2011	By:	/s/ Randy White
Randy White, President and Director
Principal Executive Officer

Date: January 19, 2011	By:	/s/ Randy White
Randy White, Treasurer,
Controller, Principal Financial Officer