Form 10-Q
period 2011-02-28
Modern Renewable Technologies, Inc.
filed 2011-04-14
CIK 1354591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011

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

____________
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

The number of shares outstanding of each of the issuer's classes of common equity as of  April 7, 2011: 9,215 shares of the issuers $.001 par value common stock issued and outstanding.

MODERN RENEWABLE TECHNOLOGIES, INC.
(A  DEVELOPMENT STAGE COMPANY )

PART I. FINANCIAL INFORMATION
Item 1 Financial Statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
 (A Development Stage Company)
BALANCE SHEETS
(unaudited)

		( Audited)
	February 28,	August 31,
	2011	2010

ASSETS

Current Assets

Prepaid expenses	$693	$434

TOTAL ASSETS	$693	$434

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$138,652	$122,738
Due to shareholders	110,192	102,052
Other Loans	349,726	337,726

TOTAL LIABILITIES	598,570	562,516

Stockholders’ Deficit
Preferred Stock, $0.001 par value, 100,000,000 shares authorized	-	-
None issued
Common Stock, 750,000,000 common shares authorized with a par value of $0.001, 9,215 common shares issued and outstanding both as of August 31, 2010 and February 28, 2011.	9	9
Additional paid-in capital	401,376	401,376
Deficit accumulated during the development stage	(999,262)	(963,467)

Total Stockholders’ Deficit	(597,877)	(562,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$693	$434

See accompanying notes to unaudited financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
(A Development Stage Company)
STATEMENTS OF  EXPENSES
(unaudited)

					April 5, 2002
	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED		(Inception) to
	FEBRUARY 28		FEBRUARY 28		February 28
	2011	2010	2011	2010	2011

Expenses
General and administrative	$7,115	$6,492	$18,705	$92,065	$1,300,037

Loss ( Income) from operations	(7,115)	(6,492)	(18,705)	(92,065)	(1,300,037)
Bank charges and interest	(8,512)	(8,328)	(17,090)	(16,736)	(98,575)
Debt forgiveness income	-	-	-	-	399,350
Net Loss (Income)	$(15,627)	$(14,820)	$(35,795)	$(108,801)	$999,262

Net Earnings Per share- Basic and Diluted	$(1.70)	$(1.61)	$(3.88)	$(12.02)

Weighted Average Shares Outstanding-Basic and Diluted	9,215	9,215	9,215	9,055

See accompanying notes to unaudited financial statements

MODERN RENEWABLE TECHNOLOGIES, INC
(FORMERLY VAULT TECHNOLOGY, INC.)
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			From April 5, 2002
	FOR SIX MONTHS ENDED		(Inception) Through
	February 28,	February 28,	February 28,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(35,795)	$(108,801)	$(999,262)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Note payable for services rendered	4,500		4,500
Stock issued for services	-	7,072	325,072
Debt forgiveness income	-	-	(399,350)
Change in operating assets and liabilities
Increase (decrease) in prepaid expenses	(259)	4,625	(693)
Increase (decrease) in accounts payable and accrued liabilities	15,914	16,849	140,627
NET CASH USED IN OPERATING ACTIVITIES	(15,640)	(80,255)	(929,106)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans, net	15,640	14,873	145,390
Finance contracts, net	-	-	306,648
Share subscription collected	-	-	76,313
Related party loans, net	-		312,952
Other loans	-	65,382	87,803

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,640	(80,255)	929,106

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-
NON-CASH FINANCING ACTIVITIES

Reclass from Other loans to Due to Related Party	$-	$-	$94,671
Reclass from Accruals to Due to Related Party	-	-	1,975
Reclass from Due to Related Party to Other Loans			322,619
Reclass from related party loan to other loans	7,500		7,500

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to unaudited financial statements

MODERN RENEWABLE TECHNOLOGIES, INC.
(FORMERLY VAULT TECHNOLOGY, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Modern Renewable Technologies , Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Modern Renewable Technologies audited 2010 annual financial statements and notes there to contained in Modern Renewable Technologies Annual Report  filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Modern Renewable Technologies 2010 financial statements, have been omitted.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six month period ended February 28, 2011, the current President advanced funds totaling $15,640 to the company. The balance at February 28, 2011 is $110,192 bears no interest, is unsecured and has no specific terms of repayment.

NOTE 4 –OTHER LOANS AND OFF-BALANCE SHEET OBLIGATIONS

As of August 31, 2010, there was a total of $337,726 of other loans. All of these loans have a term of one year, bear interest of 10% and are unsecured.

On September 14, 2010 the Company signed a Promissory note with JPF Securities Law, LLC in the amount of $7,500 for certain legal fees. This Note is subject to interest at 10% annum and payable on September 14, 2011. As of November 30, 2010 JPF Securities Law, LLC had rendered services for $4,500. The balance of this Promissory Note ($3,000) has been treated as an “Off-Balance Sheet Obligation” and is not recorded in the financial statements for the six months ending February 28, 2011 since the company is not legally responsible for the liability if no services are provided.

As of January 28, 2011 the President transferred $7,500 of the loan receivable from the Company to a third party. The balance bears no interest, is unsecured and has no specific terms of repayment.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended February 28, 2011.

Results of Operations

For the three months ended February 28, 2011, as compared to the three months ended February 28, 2010.

Revenues. We have not earned any revenues to date.

Operating Expenses and Net Loss. Our net loss of $15,627 for the three months period ended February 28, 2011, was solely comprised of general and administrative expenses and interest associated with our loans payable. By comparison, our net loss of $14,820 for the three months period ended February 28, 2010, was comprised of general and administrative expenses and interest associated with our loans payable. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Securities Exchange Act of 1934 and the increased merger and acquisitions activity.

For the six months ended February 28, 2011, as compared to the six months ended February 28,  2010.

Revenues. We have not earned any revenues to date.

Operating Expenses and Net Loss. Our net loss of $35,795 for the six months period ended February 28, 2011, was solely comprised of general and administrative expenses and interest associated with our loans payable. By comparison, our net loss of $108,801 for the six months period ended February 28, 2010, was comprised of general and administrative expenses and interest associated with our loans payable. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Securities Exchange Act of 1934 and the increased merger and acquisitions activity

Liquidity and Financial Condition

During the three-month period ending February 28, 2011 the Company’s cash position was unchanged beginning and ending with no cash. Cash used by operating activities totaled $15,640; and cash provided by financing activities for the period was $15,640 from shareholder loans.

As of February 28, 2011, we had no cash  on hand. Since our inception, we have used our common stock and loans to raise money for our operations and for our property acquisitions. We have not generated any revenues to date and are dependent upon obtaining financing to pursue our plan of operation.

Over the last three months, we have continued to experienced difficulties in raising capital. We believe our inability to raise significant additional capital through equity or debt financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets. As a result, we have funded our operations through loans from our current and prior Presidents.

We anticipate spending approximately $100,000 over the next twelve months in pursuing our plan of operation. We have a working capital deficit of $597,877 and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will likely not be as available at this stage of our business.

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

Because the Company is still developing its current strategy, the Company’s operating expenses will largely consist of professional fees. For the fiscal year 2011, we anticipate there will be no revenue generated and therefore the Company will operate at a loss. If the Company is able to become a distributor of green building products, funding will be necessary to fulfill any contractual obligations we may enter into.

Off-Balance Sheet Arrangements

On September 14, 2010 the Company signed a Promissory note with JPF Securities Law, LLC in the amount of $7,500 for certain legal fees. This Note is subject to interest at 10% annum and payable on September 14, 2011. As of February 28, 2011 JPF Securities Law, LLC had rendered services for $4,500. The balance of this Promissory Note ($3,000) has been treated as an “Off-Balance Sheet Obligation” and is not recorded in the financial statements for the quarter ending February 28, 2011 since the company is not legally responsible for the liability if no services are provided.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

No legal proceedings were initiated or served upon the Company in the period ending February 28, 2011.

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

None, for the period ending February 28, 2011.

Item 3 - Defaults Upon Senior Securities

None, for the period ending February 28, 2011.

Item 4 - Submission of Matters to a Vote of Security Holders

None for the period ending February 28, 2011.

Item 5 - Other Information

None for the period ending February 28, 2011.

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

Modern Renewable Technologies, Inc.
Registrant

Date: April 14, 2011	By:	/s/ Randy White
Randy White, President
Principal Executive Officer

Date: April 14, 2011	By:	/s/ Randy White
Randy White, Treasurer,
Controller, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2011	By:	/s/ Randy White
Randy White, President and Director
Principal Executive Officer

Date: April 14, 2011	By:	/s/ Randy White
Randy White, Treasurer,
Controller, Principal Financial Officer