Form 10-Q
period 2011-05-31
ECO VENTURES GROUP, INC.
filed 2011-07-19
CIK 1354591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

COMMISSION FILE NUMBER:000-52445

ECO VENTURES GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	33-1133537
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13520 Oriental St, Rockville, Md 20853
(Address of principal executive offices)

202-536-5191
(Registrants telephone number, including area code)

Formerly: Eco Ventures Group, Inc.
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

The number of shares outstanding of each of the issuer's classes of common equity as of June 19, 2011: 9,215 shares of the issuers $.001 par value common stock issued and outstanding.

ECO VENTURES GROUP, INC.
(A  DEVELOPMENT STAGE COMPANY )

PART I. FINANCIAL INFORMATION

Item 1 Financial Statements

ECO VENTURES GROUP, INC.
(FORMERLY MODERN RENEWABLE TECHNOLOGIES, INC.)
 (A Development Stage Company)
BALANCE SHEETS
(unaudited)

	May 31,	August 31,
	2011	2010

ASSETS

Current Assets

Prepaid expenses	$929	$434

TOTAL ASSETS	$929	$434

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$147,210	$122,738
Due to shareholders	114,583	102,052
Other Loans	349,726	337,726

TOTAL LIABILITIES	611,519	562,516

Stockholders’ Deficit
Common Stock, 750,000,000 common shares authorized with a par value of $0.001, 9,215 common shares issued and outstanding as of May 31, 2011 and August 31, 2011, respectively	9	9
Additional paid-in capital	401,376	401,376
Deficit accumulated during the development stage	(1,011,975)	(963,467)

Total Stockholders’ Deficit	(610,590)	(562,082)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$929	$434

See accompanying notes to unaudited financial statements

ECO VENTURES GROUP, INC.
(FORMERLY MODERN RENEWABLE TECHNOLOGIES, INC.)
(A Development Stage Company)
STATEMENTS OF  EXPENSES
(unaudited)

					April 5, 2002
	THREE MONTHS ENDED		9 MONTHS ENDED		(Inception) to
	MAY 31		MAY 31		MAY 31
	2011	2010	2011	2010	2011

Expenses
General and administrative	$3,996	$33,973	$22,701	$96,037	$1,304,033

Loss from operations	(3,996)	(33,973)	(22,701)	(96,037)	(1,304,033)
Bank charges and interest	(8,717)	(8,512)	(25,807)	(25,249)	(107,292)
Debt forgiveness income	-	-	-	-	399,350
Net Loss	$(12,713)	$(42,485)	$(48,508)	$(121,286)	$(1,011,975)

Net Earnings Per share- Basic and Diluted	$(1.38)	$(4.61)	$(5.26)	$(13.31)

Weighted Average Shares Outstanding-Basic and Diluted	9,215	9,215	9,215	9,109

See accompanying notes to unaudited financial statements

MODERN RENEWABLE TECHNOLOGIES, INC
(FORMERLY MODERN RENEWABLE TECHNOLOGIES, INC.)
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			From April 5, 2002
	FOR NINE MONTHS ENDED		(Inception) Through
	May 31,	May 31,	May 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(48,508)	$(121,286)	$(1,011,975)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Note payable for services rendered	4,500		4,500
Stock issued for services	-	7,072	325,072
Debt forgiveness income	-	-	(399,350)
Change in operating assets and liabilities
Increase (decrease) in prepaid expenses	(495)	4,216	(929)
Increase in accounts payable and accrued liabilities	24,472	20,739	149.185
NET CASH USED IN OPERATING ACTIVITIES	(20,031)	(89,259)	(933,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loans, net	20,031	23,877	149,781
Finance contracts, net	-	-	306,648
Share subscription collected	-	-	76,313
Related party loans, net	-		312,952
Other loans	-	65,382	87,803

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,031	89,259	933,497

NET CHANGE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-
NON-CASH FINANCING ACTIVITIES

Reclass from Other loans to Due to Related Party	$-	$-	$94,671
Reclass from Accruals to Due to Related Party	-	-	1,975
Reclass from Due to Related Party to Other Loans			322,619
Reclass from related party loan to other loans	7,500		7,500

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to unaudited financial statements

ECO VENTURES GROUP, INC.
(FORMERLY MODERN RENEWABLE TECHNOLOGIES, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Eco Ventures Group, Inc.  (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2010 annual financial statements and notes thereto contained in its Annual Report  filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s 2010 financial statements, have been omitted.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has an accumulated deficit, negative working capital and negative cash flow from operations since inception. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management intends to finance these deficits be selling its common stock.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine month period ended May 31, 2011, the current President advanced funds totaling $20,031 to the company. The balance at May 31, 2011 is $114,583 bears no interest, is unsecured and is due on demand..

NOTE 4 – OTHER LOANS AND OFF-BALANCE SHEET OBLIGATIONS

As of May 31, 2011, there was a total of $349,726 of other loans. All of these loans have a term of one year, bear interest of 10% and are unsecured.

As of January 28, 2011 the President transferred $7,500 of the loan receivable from the Company to a third party. The balance bears no interest, is unsecured and is due on demand.

NOTE 5 – SUBSEQUENT EVENT

On May 27, 2011 the Modern Renewable Technologies, Inc. entered into an Agreement to acquire 70% of the capital stock of Eco Ventures Group, Inc., a Florida Company. The acquisition was to be completed through the issuance of   78,386,300 shares in the common stock of the  company to the shareholders and convertible debenture holders of Eco Ventures Group, Inc., in a tax-free share exchange.  As a condition of the Agreement, Modern Renewable Technology changed its name to Eco Ventures Group, Inc.  The Agreement contemplated that closing was anticipated to occur within ten days of May 27, 2011.  As at the date of issuance of these financial statements closing has not occurred and in the event that this does not take place on or before July 31, 2011, the shares mentioned above, which are being held in escrow will be returned to the Company.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended May 31, 2011.

Results of Operations

For the three months ended May 31, 2011, as compared to the three months ended May 31, 2010.

Revenues. We have not earned any revenues to date.

Operating Expenses and Net Loss. Our net loss of $12,713 for the three months period ended May 31, 2011, was solely comprised of general and administrative expenses and interest associated with our loans payable. By comparison, our net loss of $42,485 for the three months period ended May 31, 2010, was comprised of general and administrative expenses and interest associated with our loans payable. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Securities Exchange Act of 1934 and the increased merger and acquisitions activity.

For the nine months ended May 31, 2011, as compared to the nine months ended May 31, 2010.

Revenues. We have not earned any revenues to date.

Operating Expenses and Net Loss. Our net loss of $48,508 for the nine months period ended May 31, 2011, was solely comprised of general and administrative expenses and interest associated with our loans payable. By comparison, our net loss of $121,286 for the six months period ended May 31, 2010, was comprised of general and administrative expenses and interest associated with our loans payable. We anticipate our accounting and legal expenses will also increase as a result of our ongoing reporting requirements under the Securities Exchange Act of 1934 and the increased merger and acquisitions activity

Liquidity and Financial Condition

During the three-month period ending May 31, 2011 the Company’s cash position was unchanged beginning and ending with no cash. Cash used by operating activities totaled $20,031; and cash provided by financing activities for the period was $20,031 from shareholder loans.

As of May 31, 2011, we had no cash  on hand. Since our inception, we have used our common stock and loans to raise money for our operations and for our property acquisitions. We have not generated any revenues to date and are dependent upon obtaining financing to pursue our plan of operation.

Over the last three months, we have continued to experienced difficulties in raising capital. We believe our inability to raise significant additional capital through equity or debt financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets. As a result, we have funded our operations through loans from our current and prior Presidents.

We anticipate spending approximately $100,000 over the next twelve months in pursuing our plan of operation. We have a working capital deficit of $610,590 and we have not earned any revenues to date and do not anticipate earning revenues until we have completed commercial development of our anticipated products. Accordingly, we will require substantial additional financing in order to fund our plan of operation. We anticipate that any additional financing will likely be in the form of equity financing as substantial debt financing will likely not be as available at this stage of our business.

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

Plan of Operations

Eco Ventures Group, Inc. is a company currently seeking opportunities in the green building products industry.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, or “disclosure controls,” pursuant to Exchange Act Rule 15d-15(b). Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer concluded that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were not effective due to adjustments and limited segregation of duties.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

No legal proceedings were initiated or served upon the Company in the period ending May 31., 2011.

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

None, for the period ending May 31, 2011.

Item 3 - Defaults Upon Senior Securities

None, for the period ending May 31, 2011.

Item 4 - Submission of Matters to a Vote of Security Holders

None for the period ending May 31, 2011.

Item 5 - Other Information

None for the period ending May 31, 2011.

Item 6 - Exhibits and Reports

Exhibits

Eco Ventures Group, Inc. includes herewith the following exhibits:

31.1	Certification of Principal Executive Officer and Principal Financial Officer (Rule 13a-14(a)/15(d)-14(a))

32.1	Certification of Principal Executive Officer and Principal Financial Officer (18 U.S.C. 1350)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eco Ventures Group, Inc.
Registrant

Date: July 18, 2011	By:	/s/ Randy White
Randy White, President
Principal Executive Officer

Date: July 18, 2011	By:	/s/ Randy White
Randy White, Treasurer,
Controller, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 18, 2011	By:	/s/ Randy White
Randy White, President and Director
Principal Executive Officer

Date: July 18, 2011	By:	/s/ Randy White
Randy White, Treasurer,
Controller, Principal Financial Officer