Form 10-K
period 2011-08-31
ECO VENTURES GROUP, INC.
filed 2011-12-02
CIK 1354591

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-52445

ECO VENTURES GROUP, INC.
(Name of registrant as specified in its charter)

Nevada	33-1133537
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
7432 State Road 50, Suite 101 Groveland, FL
34736
(Address of principal executive offices)	(Zip Code)

(352) 557-4830
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates as of February 28, 2011 the last business day of the registrant’s most recently completed second fiscal quarter based on the closing sale prices of the registrant’s  common stock on that date as reported on the Over the Counter Bulletin Board was $46,075. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of November 29, 2011, there were 82,245,539 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

This document (including information incorporated herein by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Eco Ventures Group, Inc. For a discussion of some of these factors, see the discussion in Item 1A, Risk Factors, of this report.

PART I

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation:
•	Statements regarding future earnings;

•	Estimates of future mineral production and sales, and biodiesel production and sales, for specific operations and on a consolidated or equity basis;

•	Estimates of future costs applicable to sales, other expenses and taxes for specific operations and on a consolidated basis;

•	Estimates of future cash flows;

•	Estimates of future capital expenditures and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding thereof;

•	Estimates regarding timing of future capital expenditures, construction, production or closure activities;

•	Statements as to the projected development of certain ore deposits, including estimates of development and other capital costs and financing plans for these deposits;

•	Estimates of ore reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;

•	Statements regarding the availability and costs related to future borrowing, debt repayment and financing;

•	Statements regarding modifications to hedge and derivative positions;

•	Statements regarding future transactions;

•	Statements regarding the impacts of changes in the legal and regulatory environment in which we operate; and

•	Estimates of future costs and other liabilities for certain environmental matters.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. Such risks include, but are not limited to: the ability of our Company to obtain or maintain necessary financing; the prices of gold, silver and other commodities; currency fluctuations; geological and metallurgical assumptions; operating performance of equipment, processes and facilities; labor relations; timing of receipt of necessary governmental permits or approvals; domestic laws or regulations, particularly relating to the environment and mining; domestic and international economic and political conditions; and other risks and hazards associated with mining operations. More detailed information regarding these factors is included in Item 1, Business, Item 1A, Risk Factors, and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

All subsequent written and oral forward-looking statements attributable to our Company or to persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. EVG disclaims any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Available Information

Eco Ventures Group, Inc. maintains an internet website at www.ecoventuresgroup.com.  Our Company makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our Code of Business Ethics and Conduct are available on the web site.

 Any of the foregoing information is available in print to any stockholder who requests it by contacting Eco Ventures Group Investor Relations Department at (352) 557-4830

All references in this Form 10-K that refer to the “Company,” Eco Ventures Group, Inc.”, “Eco Ventures - Nevada,” “Registrant,” “EVG”, “we,” “us” or “our” are to Eco Ventures Group, Inc., a Nevada formed corporation formerly known as “Modern Renewable Technologies, Inc.” and unless otherwise differentiated, its subsidiary, Eco Ventures Group, Inc. a Florida formed corporation (“Eco Ventures – Florida”).  All references to “Eco Ventures Group, Inc. - Florida” or “Eco Ventures – Florida” are to our subsidiary, Eco Ventures Group, Inc., a Florida formed corporation.

Item 1.	Business

BACKGROUND

Eco Ventures Group, Inc. (“EVG” or “the Company”) is a family of ecologically-friendly and economically sound business ventures committed to providing for society’s growing minerals, energy and renewable resource needs -- building shareholder value and profiting from the efficient use of new green technologies. EVG concentrates on two planned core business activities. EVGI's Eco Minerals Recovery Group specializes in the extraction of precious metals from ore bodies and reclaimed mine tailings and Eco Energy Group will focus on the production of advanced biodiesel from recovered cooking oils and oil rich plants.

Company Background

We were incorporated on April 5, 2002 under the laws of the State of Nevada as “Aztek Ventures Inc.” Effective November 13, 2007, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” Effective April 21, 2008, we amended our Articles of Incorporation to change our name from “Genesis Uranium Corp.” to “Vault Technology Inc.” to reflect the change in our business focus beyond solely that of uranium exploration. Effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Vault Technology, Inc.” to “Modern Renewable Technologies, Inc.” (“Modern”).

Merger Agreement

On May 27, 2011, Modern, merged with Eco Ventures Group, Inc., (“Eco Ventures- Florida”) a privately held company formed on November 9, 2010 (date of inception) under the laws of the State of Florida (the “Merger Agreement” or the “Merger”).  Under the terms of the Merger Agreement, shareholders of Eco Ventures - Florida exchanged an aggregate of seventy percent (70%) of Eco Ventures – Florida’s issued and outstanding capital stock in exchange for 61,500,000 (including 5,000,000 shares issued to consultants and 3,800,000 shares issued to officers) restricted shares of Modern’s authorized but unissued capital stock.  As a condition to the Merger Agreement, 16,886,300 shares of Modern shall be issued to the Holders of the Registrant’s outstanding convertible debentures.  The Merger was consummated on June 1, 2011.

In connection with the Merger, Modern changed its name to Eco Ventures Group, Inc. (“Eco Ventures – Nevada” or the “Registrant”).  The transaction has been accounted for in substance as a reverse acquisition of the Registrant by Eco Ventures – Florida since the stockholders of Eco Ventures – Florida owned a majority of the Registrant’s voting power immediately following the Merger Transaction and Eco Ventures – Florida’s management has assumed operational, management and governance control.  For accounting purposes, Eco Ventures – Florida shall be the accounting acquirer and or the surviving entity.  Accordingly, the historical financial statements are those of Eco Ventures – Florida, the accounting acquirer, immediately following the consummation of the reverse merger.

Upon completion of the Merger Transaction on June 1, 2011, our name was changed to Eco Ventures Group, Inc.  As a result, our OTC Bulletin Board symbol became “EVGI” as of June 6, 2011.

The Company’s current business operations and facilities are located in Groveland, FL. EVG has entered into to an exclusive strategic joint venture with Raptor Technology Group, Inc. of Groveland, FL to commercialize patent pending and proprietary technologies in the fields of efficient precious metals recovery.  EVG and Raptor have completed construction of a 5,000 concentrated ton per year mineral recovery facility.  EVG’s joint venture with Raptor Technology Group gives the Company access and equal ownership of the Intellectual Property rights related to key patent pending and proprietary technologies used in the Company’s minerals recovery technology.  EVG has also executed a non-exclusive license to utilize Raptor Technology Group’s patent pending and proprietary biofuel production technologies.  This technology makes use of a lower cost feedstock than the current industry standard.  EVG is in the process of bringing these biodiesel production technologies to market. The combination is projected to provide Eco Ventures Group profits both in the near and long term, using projections based on current market conditions and costs.  The Company’s biofuel production facilities are strategically located close to large marine and land transport shipping hubs for sales of biodiesel fuel.

Our principal offices are located at 7432 State Road 50, Suite 101, Groveland, FL 34736, and our telephone number is (352) 557-4830.  Our common stock is quoted on the OTC Bulletin Board System under the symbol “EVGI.”  Our corporate website is www.ecoventuresgroup.com.

TERMS AND DEFINITIONS

Crushing

Crushers are machines that use a metal surface to break or compress materials.  Mining operations use crushers, commonly classified by the degree to which they fragment the starting material, with primary and secondary crushers handling course materials, and tertiary and quaternary crushers reducing ore particles to finer gradations.  Each crusher is designed to work with a certain maximum size of raw material, and often delivers its output to a screening machine which sorts and directs the product for further processing.  Typically, crushing stages are followed by milling stages if the materials need to be further reduced.  Crushers are used to reduce particle size enough so that the material can be processed into finer particles in a grinder.

Extracting Metals (Hydrometallurgy)

Hydrometallurgy involves the use of aqueous solutions to extract metals or compounds from their ores.  Some hydrometallurgical processes include leaching, precipitation of insoluble compounds, or pressure reduction.  Biohydrometallurgy is a sub topic of hydrometallurgy; this uses microbes to extract metals or metal compounds from the raw ore.

Leaching

Due to the difference in the dissolution rates, it is possible to separate the compounds of different metals. Often, some oxidative reagents need to be added to promote leaching.  Leaching involves the use of aqueous solutions, which is brought into contact with a material containing a valuable metal. .  In the leaching process, oxidation potential, temperature, and pH of the solution are important parameters, and are often manipulated to optimize dissolution of the desired metal component into the aqueous phase.  The three basic leaching techniques are in-situ leaching, heap leaching, and vat leaching. The Company’s patent pending photo catalytic oxidation system allows the enhancement of the acid’s capability of leaching the gold, platinum, palladium and silver from ore.  This process may also use a grinding technology prior to leaching in which we take the ore to a -40 micron size to enhance surface area for the leaching.  (Reference to a grain of salt is 400 microns).

BioDiesel

Biodiesel is a renewable, clean-burning diesel replacement made from an increasingly diverse mix of resources such as agricultural oils, recycled cooking oil and animal fats, with a host of potential future feedstocks such as algae under research. It is the first and only commercial-scale fuel being produced nationwide to meet the EPA’s definition as an advanced biofuel under the agency’s Renewable Fuel Program, which is aimed at spurring development of sustainable alternatives to oil.

The EPA has determined that biodiesel reduces greenhouse gas emissions by 57 percent to 86 percent compared with petroleum diesel, depending on the feedstock used. Biodiesel also has the highest energy balance of any domestic, liquid fuel, yielding 4 ½ units of energy for every unit of fossil energy it takes to produce it. The EPA also says biodiesel dramatically reduces nearly every toxic air pollutant compared with traditional diesel.

OUR BUSINESS GROUPS

ECO MINERALS RECOVERY GROUP

Eco Minerals Recovery Group (EMRG) is our operating group which utilizes its proprietary technology for the extraction of precious metals from ore bodies and reclaimed mine tailings.  Our process isolates and recovers precious minerals like gold, silver, platinum, palladium and rare earth oxides.  This is currently accomplished without the use of traditional mineral leaching agents like arsenic and cyanide – highly toxic substances that pollute rivers and aquifers. EVG has recently acquired more than 12 million tons of ore from a Nevada based mineral operation, Broken Hills, LLC.  The site’s surface ore deposit covers 300 acres, and runs to a depth of 25 feet.  EVG has the rights to an additional 8,000 acres of similar ore body, adjacent to this initial Nevada claim(s).  INX Laboratories, Inc. in Groveland, Florida, has tested a random sample of 20 tons of ore concentrate with preliminary results yielding high levels of target metals.

How Our Process Works

Commercial mining operations typically use a “heap leach” mineral recovery process – a very basic technology that usually recovers less than 30% of the available ore in the mined materials.  The company’s combination of patent pending and proprietary technologies related to the mineral extraction allows EVG to recover up to 3 times more precious metals and rare earth oxides than the traditional “heap leach” process. This proprietary technology draws upon the consolidation of significant individual expertise in the areas of process development, commercialization, specific hydrometallurgical and chemical backgrounds, and existing support facilities to allow for the initiation of this type of focused project.  This technology was developed to allow for a relatively straightforward approach to the leaching of the contained metals from the various feed substrates.

It is considered likely that a range of potentially proprietary (patentable) technology will be developed as a result of both the demonstration plant work and downstream advanced separation techniques that are applied to the precious metal recovery scenario.  The company will proceed with proprietary protection and a near-term/long-term patent strategy.  Part of the mission of this joint venture is to market and scale these technologies as real world mining ventures.  The company will provide financing for the capital-intensive equipment expenses needed to develop these ventures at scale, and help to prove the project’s financial feasibility.

An overall processing concept is proposed, which would allow for a more economic approach to the recovery and production of precious metals from diverse ore deposits.  This concept will make use of pre-concentration systems that would be located at the four mine sites and would process up to 100 tons per day of raw ore from each mine site.  This will produce an intermediate pre-concentrate material with a considerably lower weight.  The Company’s hydro separation technology will then pump water through a separation column, allowing the heavier concentrated ores to be tapped off at different molecular weights.  This process will allow for a production of up to 100 tons a day per trailer mounted systems that can be moved and erected on a new mine site in two days. The resulting concentrated ore is then shipped for mineral recovery processing allowing for a higher yield per ton processed than raw ore.

The mining agreement with Broken Hills, LLC stipulates the Companies will split gross receipt revenues.  EVG will retain sixty percent (60%) of gross receipt revenue, while Broken Hills, LLC. will receive forty percent (40%) of gross receipt revenue for the initial twenty-thousand (20,000)  tons of raw ore processed.  Once production has reached twenty-thousand tons of ore processed, the Companies will split gross receipt revenues in a manner of ninety-five percent (95%) for EVG, five percent (5%) to Broken Hills, LLC.

ECO ENERGY GROUP

Eco Energy Group (EEG) is a wholly owned subsidiary of EVG.  This subsidiary of EVG is dedicated to the cost-effective production of biodiesel from multiple low-cost feedstocks by using a combination of patent pending and proprietary bio refinery technologies.  EEG is near completion of its initial 3.6 million gallon facility in Groveland, FL, which processes biofuels from oil-rich plants and recovered cooking oils. EVG’s batch reactor will initially run on recycled cooking oils as a feedstock, termed “yellow grease.”   The Company will seek to secure reliable and cost-effective supplies of this feedstock.  EVG anticipates that this plant will be in operation and fully certified by February, 2012.  Future plans include adding a $4M Advanced Biofuel Reactor facility that will produce 3 million gallons per year of biodiesel annually.

To further completely position our Company in the Alternative Energy Market, EVG will collaborate with our joint venture partner Raptor to commercialize their advanced bio refinery technology can utilize significantly cheaper sources of feedstock, such as “brown grease”.   This 3 million gallon facility will be the first non-Defense Department facility using Raptor Technology Group’s Advanced Biofuel Reactor System.  Using this proprietary high-temperature, high-pressure process, the Advanced Biofuel plant makes biodiesel from “brown grease” sludge. This unique design allows for the use of a wide range of high FFA feedstocks that ensure that the least expensive and locally available resources can be used.  Feedstock makes up the single largest cost of producing biodiesel. EEG’s process is able to use much less expensive feedstock to remain competitive with the prices of petroleum diesel.

 EVG and Raptor Technology Group (“Raptor”) have entered into a joint venture agreement in which the Companies will share in the first Advanced Biofuel facility’s gross revenue 50% / 50%. Additionally, the companies have entered into a management agreement whereby Raptor will manage EVG’s 3.6 million gallon per year biofuel facility in exchange for fifteen percent (15%) of the net revenue receipts.

How Our Process Works

In the production of biodiesel from various feedstocks, (e.g. vegetable oils, waste cooking oil materials, and brown grease) there are several techniques used to convert the materials to biodiesel, including primarily methyl esters.

For the most part, vegetable and rendered animal fats contain a mixture of triglycerides (TG) and free fatty acids (FFA).  With refined vegetable oils (e.g. soybean oil, canola oil), the oil consists predominately of TG materials.  In the case of the combined mixture of used vegetable oils (from cooking) and animal fats, there may also be quantities of FFA materials.  The amount of FFA in a used oil or animal fat depends to some extent on the age of the material, the extent of pretreatment, and the previous use of the material.

In oils and fats that have been used as feedstocks for the production of biodiesel, FFA contents have ranged from near 0% to values in excess of 30% FFA (by weight).  Feedstocks consisting of greater than 90% FFA have also been processed in advanced conversion systems, although these are considered lower grade feedstock.

As the industry has developed, two basic methodologies have evolved for the treatment of the various feedstocks:  “base catalyst trans-esterification” and “two stage acid/base-esterification/trans-esterification”.

For feeds that contain little or no FFA content (i.e. typically less than 2% FFA/weight), the "base catalyst trans-esterification" can be used.  In this approach, the feedstock is first prepared for use in the process using a variety of methods, and then mixed with a solution of methyl alcohol (methanol) and a "base" catalyst.  This catalyst can consist of sodium methoxide (or methylate) (NaOCH3); sodium hydroxide (NaOH); or potassium hydroxide (KOH).

In the base catalyst reaction, the oil reacts with the methanol, in the presence of the catalyst at elevated temperatures, and the TG fraction is converted to biodiesel, i.e. methyl ester.  As the conversion proceeds, a co-product consisting of glycerin is produced.  An excess of methanol is used in the reaction to ensure efficient conversion.  Further, the reaction can be carried out at atmospheric or elevated pressures in either batch or continuous modes.

In the "two-stage acid/base-esterification/trans-esterification" approach, the higher FFA feed is first pretreated and is then contacted with a mixture of methanol and an acid catalyst.  Typically sulfuric acid is used as the acid catalyst, although other materials have been looked at.

In the acid catalyst step, the FFA content in the feedstock is "esterified" via the reaction of the methanol with the FFA in the presence of the catalyst.  Contained TG components are primarily unaffected in the acid catalysis step. The reaction is generally carried out at elevated temperatures and can be conducted in batch or continuous reactors at atmospheric or elevated pressures.

After the esterification (i.e. 1st stage reaction), the mixture is treated to allow for separation of the co-products that can form in this reaction, (predominantly water).  The recovered TG/ester (produced from the FFA) fraction is then transferred to a second stage.

In the 2nd stage of the process, the TG/ester is mixed with the base catalyst, and a trans-esterification reaction carried out. This step is similar to the technique used in the base catalyst process, wherein only the trans-esterification stage was employed.  As in the first case, co-product glycerin is formed and any FFA remaining after the 1st stage is converted to soaps.  The biodiesel and glycerin fractions are eventually separated and treated as outlined in the base catalyst summary.

Advanced Biofuel Reactor Technology

Now consider a similar situation wherein the methanol is heated, but is in a container that keeps the solution under pressure.  In this case, when the solution starts to boil, the vapor enters the vapor phase; pressure builds up, and the methanol stops boiling.  As the temperature is further increased, the pressure will also increase (in the closed container) and the solution, while well above the "atmospheric boiling point" will not boil.

This is the same principle as that used in a conventional "pressure cooker".  In the pressure cooker case, an enclosed vessel is used with a pressure control regulator that will only allow the pressure to build up to a certain point.  As the liquid heats to the "atmospheric boiling point", for example that associated with elevated conditions, it will not boil due to the pressure control device, and the liquid continues to heat until it reaches the temperature associated with the pressure that is allowed by the pressure control device.

In this manner, liquids can be made to boil at a higher temperature than they normally would for the elevation under consideration.  Applying this principle to methanol, wherein the solution is further heated in the enclosed vessel until the so-call "critical temperature" and "critical pressure" is reached (for methanol the critical temperature is about 464 degrees F and the critical pressure about 1142 psi).  Once these critical values have been reached (or exceeded), the properties of the fluid under consideration change markedly from the properties associated with the solution under "normal" (below critical) conditions.

The main characteristics of Advanced Reactor fluids are that they behave as both vapors and liquids and in some cases make excellent substitutes for other, more toxic, organic solvents.  As an example, supercritical carbon dioxide (CO2) is finding expanded uses in the food processing industries for use as a solvent (to replace more toxic materials).  The Advanced Reactor fluid can be an excellent penetrant (when acting somewhat as a vapor) as well as a useful solvent, especially when behaving as a liquid.

Methanol, in the Advanced Reactor reaction approach, is mixed with the lower grade feedstock then fed into a specially designed Advanced Reactor reaction system.  The extent of pretreatment needed for the feedstock is less than that associated with the "conventional" single or 2 stage-processing methodologies.  No catalyst is used in this approach, and the methanol/feedstock mixture is then subjected to temperatures and pressures that are above the critical points in the reaction system.  Both continuous and batch reaction systems can be used depending on the volumes of feeds to be processed.

Under the conditions achieved at levels above advanced reaction, the methanol reacts with both the FFA content of the feed to convert it to a methyl ester, i.e. esterification, as well as with the contained TG portion of the feed for ester production, i.e. trans-esterification, both without the need for a separate catalyst.

As in the conventional approaches, both water (from the esterification reaction) and glycerin (from the trans-esterification reaction) are formed as co-products.  Note, however, that since there is no base catalyst used, the formation of potential soaps, via base catalyst reaction with any residual FFA components, is eliminated.

The reaction product mixture then exits the AR reaction system and enters the post-treatment section of the process.  Typically, the post-treatment would involve energy recovery, to minimize overall energy consumption; separation of the biodiesel (methyl ester) from the glycerin phase; and potential biodiesel final treatment (normally distillation) to produce a high quality product.

In this manner, a relatively straightforward process approach is used to treat very low quality or highly variable feedstock materials.  Further, the use of the advanced reactor step, followed by biodiesel post-treatment, allows for close quality control and minimized effects of any feedstock changes or process variations.

Employees

There were nine people employed by our Company on a full-time basis as of August 31, 2011, including Randall Lanham, our Chief Executive Officer, and Paul Smith, our President and CFO.   Additional technological experts provide services to the Company as independent contractors on a project basis.

Office and Manufacturing Facilities

    Eco Ventures Group’s operations and facilities are located in Groveland, FL, 25 miles West of Orlando, FL on State Road 50.  The Company has leased an office / warehouse complex with a large warehouse facility for its Mineral Recovery Operation and Bio-Diesel Operation. The warehouse contains the completed 5,000 ton per year facility, which is already plumbed for expansion to a 10,000 concentrated ton per year facility. The leases shall be for a period of one (1) year term commencing April 1, 2011 with annual rent of $189,390.  The Company has an option to extend the term of these leases for five successive periods of one year each with a 3.5% escalation clause upon each renewal.

Plans include constructing an additional 10,000 ton per year facility, as well as the 3-million gallon Advanced Biofuel Facility at the current location.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully the following risks, along with all of the other information included in this report, before deciding to buy our common stock. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer.

This report, including Management’s Discussion and Analysis or Plan of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below.

Risks Relating to Our Company and Our Industry

We have incurred losses since our inception date, November 9, 2010 and may never be profitable which raises doubt about our ability to continue as a going concern.

Since our inception date, November 9, 2010 through August 31, 2011, we have had nominal research and development operations and incurred operating losses. As of August 31, 2011, our accumulated deficit since inception was  $797,109. We have substantial current obligations and at August 31, 2011, we had $463,061 of current liabilities as compared to only $65,907 of current assets. Our management continues to search for additional financing; however, considering the difficult U.S. and global economic conditions along with the substantial problems in the capital and credit markets, there is a significant possibility that we will be unable to obtain financing to continue our operations.

As we are in the beginning stages of our precious metals extraction and biofuel operations, we expect to incur additional losses in the foreseeable future, and such losses may continue to be significant. To become profitable, we must be successful in raising capital to continue with our business development and expansion.   We are uncertain as to when we will begin to receive any revenues from gold and precious metal extraction and biofuel production, if ever. Thus, we may never be profitable.

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited consolidated financial statements as of and for the period from November 9, 2010 (date of inception) through August 31, 2011. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. Please see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” for further information.

    Fluctuating gold, metal and other precious metal prices could negatively impact our mineral extraction business plan.

The potential for profitability of our gold and other precious metal extraction operations will be directly related to the market prices of gold and the metals that we extract. Historically, gold and other mineral prices have widely fluctuated, and are influenced by a wide variety of factors, including inflation, currency fluctuations, regional and global demand and political and economic conditions. Fluctuations in the price of gold and other precious metals may have a significant influence on the market price of our common stock and a prolonged decline in these prices will have a negative effect on our results of operations and financial condition.

    Fuel prices, raw material costs, and Government regulations could negatively impact the profitability of our biofuel production.

The potential for profitability of our biofuel operations will be directly related to the market prices of diesel fuel, the costs of our feedstock, and future demand for biofuels.  In addition, Government regulations and the potential loss of existing Federal tax credits for biofuel production could have negative effect on the profitability of our biofuel production.   Fluctuations in the price of and demand for biofuels may have a significant influence on the market price of our common stock and a prolonged decline in price and demand will have a negative effect on our results of operations and financial condition.

Our ongoing operations and past mining activities of others are subject to environmental risks, which could expose us to significant liability and delay, suspension or termination of our operations.

Mining, precious metal extraction and exploitation activities, as well as production of biofuel, are subject to federal, state and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Exploration and exploitation activities are also subject to federal, state and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of exploration methods and equipment.

Environmental and other legal standards imposed by federal, state or local authorities are constantly evolving, and typically in a manner which will require stricter standards and enforcement, and increased fines and penalties for non-compliance. Such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Unknown environmental hazards may exist on the CGFI Properties, or we may acquire properties in the future that have unknown environmental issues caused by previous owners or operators, or that may have occurred naturally.

Our industry is highly competitive, attractive mineral properties and raw materials are scarce and we may not be able to obtain quality properties or raw materials.

We compete with many companies in the mineral and precious metal extraction industry, including large, established mining companies with capabilities, personnel and financial resources that far exceed our limited resources. In addition, there is a limited supply of desirable raw material for our extraction operations. We are at a competitive disadvantage in acquiring mineral properties and raw materials, since we compete with these larger individuals and companies, many of which have greater financial resources and larger technical staffs. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operation and business.

We depend on our Chief Executive Officer and President/Chief Financial Officer and the loss of these individuals could adversely affect our business.

Our company is dependent for its day-to-day operations on our Chief Executive Officer, Randall Lanham, and on our President and Chief Financial Officer, Paul Smith, both of whom are also members of our Board of Directors. As of the date of this report, we only employed seven other individuals, in addition to contracted consultants/experts.   Thus, the loss of either Messrs. Lanham or Smith could significantly and adversely affect our business.  At the present time we do not carry any key-man life insurance on the lives of either Messrs. Lanham or Smith.

The nature of our precious metals extraction and Biofuel production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.

Our business operations are highly speculative and involve greater risk than many other businesses. We are subject to all of the operating hazards and risks normally incident to developing and exploiting mineral properties such as, but not limited to:

•	economically insufficient mineralized material available for our production requirements;

•	fluctuations in production costs that may make precious metal extraction uneconomical;

•	fluctuations in oil prices and governmental subsidies which may make Biofuels uneconomical;

•	unanticipated variations in the quality or quantity of our raw materials;

•	environmental hazards;

•	delays in the delivery of the raw materials necessary for our operations;

•	difficult surface or underground conditions affecting extraction of our raw materials;

•	industrial accidents; personal injury, fire, flooding, and business interruptions;

•	metallurgical and other processing problems;

•	mechanical and equipment performance problems; and

•	decreases in revenues and reserves due to lower gold and precious metal prices.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable.

Our operations are subject to governmental permitting requirements which could require us to delay, suspend or terminate our operations.

Our operations, including the mining and shipping of raw materials, extraction of precious metals from mine tailings, and our production, sale and shipping of biofuels, require permits from local, state and federal governments. We may be unable to obtain these permits in a timely manner, on reasonable terms or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan will be adversely affected.

Risks Associated with Our Common Stock in General

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (“FINRA”). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading price due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on other stock exchanges such as the NASDAQ Stock Market, New York Stock Exchange or American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholders ability to buy and sell our stock.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines penny stock to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The term accredited investor refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customers account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability or willingness of broker-dealers to trade our securities. We believe that the penny stock rules discourage broker-dealer and investor interest in, and limit the marketability of, our common stock.

FINRA sales practice requirements may also limit a stockholders ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low price securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low price securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

We have never paid a cash dividend on our common stock and we do not anticipate paying any in the foreseeable future.

We have not paid a cash dividend on our common stock to date, and we do not intend to pay cash dividends in the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate revenue from operations. Notwithstanding, we will likely elect to retain any earnings, if any, to finance our growth. Future dividends may also be limited by bank loan agreements or other financing instruments that we may enter into in the future. The declaration and payment of dividends will be at the discretion of our Board of Directors.

        Present Shareholders Will Maintain Control of the Company.

 The current executive officers, directors and shareholders holding greater than 5% of the Company currently hold, directly or indirectly, stock representing  68% of the 78,395,539 Shares of Common  Stock of the Company, which are issued and outstanding as of August 31, 2011, on a fully diluted basis. These shareholders will continue to determine the outcome of corporate actions requiring shareholder approval, including the election of directors until such time as their shares are diluted through subsequent offerings.

Uncertainty of Future Funding of Capital Requirements; Possible Future Dilution; Possible Future Debt.

     The Company’s future capital requirements will depend on many factors, including the extent to which the Company’s operations are profitable, competition and the economy in general.  The Company may require additional capital resources and there is no assurance such capital will be available to the extent required, on terms acceptable to the Company or at all. Any such future capital requirements could result in the issuance of securities, which would be dilutive to existing stockholders.  If adequate financing is not available, the Company may be required to delay, scale back or eliminate certain of aspects of its business plan.  Any inability to obtain additional financing, if required, would have a material adverse effect on the Company’s business and prospects.

               We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight and the adoption of a code of ethics. While our Board of Directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures and, since our securities are not listed on a national securities exchange or NASDAQ, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Item 1B.     Unresolved Staff Comments

None.

Item 2.	Properties
Eco Ventures Group’s initial headquarters, operations and manufacturing facilities are located at 7432 State Road 50, Suite 101,  Groveland, FL, in a light-industrial complex 25 miles west of Orlando, FL.   The company has leased an office / warehouse complex with a large warehouse facility for its Mineral Recovery Operation and Bio-Diesel Operation. The warehouse contains the completed 5,000 ton per year facility, which is already plumbed for expansion to a 10,000 concentrated ton per year facility.  The leases shall be for a period of one (1) year term commencing April 1, 2011 with annual rent of $189,390.  The Company has an option to extend the term of these leases for five successive periods of one year each with a 3.5% escalation clause upon each renewal

Plans include constructing an additional 10,000 ton per year facility, as well as the 3-million gallon Advanced Biofuel Facility at the current location

Item 3.	Legal Proceedings

We are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us.

Item 4.	[RESERVED]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Eco Ventures Group, Inc. (formerly, Modern Renewable Technologies, Inc.) common stock is quoted on the OTC Bulletin Board (OTC/BB) under the symbol “EVGI.OB”. Our shares originally commenced quotation under the symbol “AZTV” on May 1, 2007. Prior to May 1, 2007, no public trading market existed for our common stock. Our symbol was changed to “AZVN” on July 9, 2007 upon completion of our 2.5 -for-1 stock split. Subsequently, our symbol was changed to “GEUR” on November 16, 2007 after our name change from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” Effective April 21, 2008, we changed our name from Genesis Uranium Corp. to “Vault Technology, Inc.”, effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Vault Technology, Inc.” to “Modern Renewable Technologies, Inc.. and also completed a 70 to1 reverse split. As a result, our OTC Bulletin Board symbol was changed to “MRNZ” as of September 17, 2009. Effective on October 4, 2010 we completed a further 100 to 1 reverse split.   The name of the Company was changed to Eco Ventures Group, Inc. on June 1, 2011 and has traded under the symbol “EVGI.OB” since June 6, 2011.

The table below sets forth the high and low sales prices for our common stock for the periods indicated as reported by the OTCBB. Sales prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.*

Period Ending	High	Low	Close

August 31, 2011	$1.01	.87	.87
May 31, 2011	$15.00	1.10	1.01
February 28, 2011	$5.00	5.00	5.00
November 30, 2010	$5.00	5.00	5.00
August 31, 2010	$6.00	6.00	6.00
May 31, 2010	$9.00	5.00	5.00
February 28, 2010	$3.00	3.00	3.00
November 30, 2009	$15.00	15.00	15.00

*The above quotations have been adjusted to reflect our 100 to 1 reverse split effective October 4, 2010.

On August 31, 2011 the last reported sales price of our common stock as reported on the OTCBB was $0.87 per share.   As of August 31, 2011, there were 96 reported holders of record of our common stock and a total of 78,395,539 shares of Common Stock issued and outstanding.

We have never paid a cash dividend. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for growth. Our initial earnings, if any, will likely be retained to finance our growth. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a prices of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current prices and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares are currently subject to the penny stock rules.

A purchaser is purchasing penny stock which limits the ability to sell the stock. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask prices;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

•	The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements have the effect of reducing the trading activity in the secondary market for our stock. Thus, stockholders may have difficulty selling their securities.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following sets forth information for the equity compensation plans outstanding as of August 31, 2011 (including individual compensation arrangements) under which shares of our common stock are authorized for issuance:

Equity Compensation Plan Information

Number of securities
	to be issued upon	Weighted average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance as of
Plan Category	warrants and rights	warrants and rights	August 31, 2011
Equity compensation plans approved by security holders:	—	—	—
Equity compensation plans not approved by security holders:	—	—	—
2011 Incentive Stock Option Plan	—	—	10,000,000

2011 Incentive Stock Option Plan

On July 26, 2011, the Board of Directors approved the 2011 Incentive Stock Option Plan (the “2011 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company. The 2011 Plan provides that awards may be granted for up to 10,000,000 shares of the Company’s common share (subject to adjustment in case of a subdivision of our outstanding shares of Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock).  The purpose of the 2011 Plan is (i) to further our growth by allowing us to compensate employees and Directors who have provided bona fide services to our company through the award of shares of our Common Stock, and (ii) attract, motivate, retain and reward quality employees and directors to acquire or increase a proprietary interest in our company.  The 2011 Plan is administered by a committee consisting of at least two persons to be appointed by the Board of Directors, or in the absence of such a committee, the Plan is to be administered by the Board of Directors. Our Board of Directors appointed Paul Smith, our President and CFO, to the committee. Any of our employees or directors are eligible to receive awards under the Plan. We intend to register with the Securities and Exchange Commission the common shares issuable under the 2011 Consultants Plan.

Transfer Agent

Empire Stock Transfer Co. is the transfer agent for our common stock. Their address is at 1859 Whitney Mesa Drive, Henderson, NV 89014.

Issuer purchase of equity securities

         There were no issuer purchases of securities during the period covered by this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of Eco Ventures Group, Inc. (the “Company”).

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as from November 9, 2010 (date of inception) through August 31, 2011, as well as our future results. It consists of the following subsections:

•
“Introduction and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for fiscal 2012;

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

•	“Results of Operations and Comparison”,” which sets forth an analysis of the operating results for the last two years;

•
“Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and/or because they require difficult, subjective or complex judgments by our management;

•	“Recent Accounting Pronouncements and Developments,” which summarizes recently published authoritative accounting guidance, how it might apply to us and how it might affect our future results.

This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this annual report.

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2012 Fiscal Year. The discussion also summarizes the results of our operations for the period from November 9, 2010 (date of inception) through August 31, 2011.

      Merger Agreement

On May 27, 2011, the Company, formerly known as Modern Renewable Technologies, Inc., (“Modern”), a Nevada Corporation, merged with Eco Ventures Group, Inc. (“Eco Ventures - Florida”), a privately held company formed on November 9, 2010 (date of inception) under the laws of the State of Florida (the “Merger Agreement” or the “Merger”).  Under the terms of the Merger Agreement, shareholders of Eco Ventures - Florida exchanged an aggregate of seventy percent (70%) of Eco Ventures – Florida’s issued and outstanding capital stock in exchange for 61,500,000 (including 5,000,000 shares issued to consultants and 3,800,000 shares issued to officers) restricted shares of Modern’s authorized but unissued capital stock.  The Merger was consummated on June 1, 2011.

In connection with the Merger, Modern changed its name to Eco Ventures Group, Inc. (“Eco Ventures – Nevada” or the “Registrant”).  The transaction has been accounted for in substance as a reverse acquisition of the Registrant by Eco Ventures – Florida since the stockholders of Eco Ventures – Florida owned a majority of the Registrant’s voting power immediately following the Merger Transaction and Eco Ventures – Florida’s management has assumed operational, management and governance control.  For accounting purposes, Eco Ventures – Florida shall be the accounting acquirer and or the surviving entity.  Accordingly, the historical financial statements are those of Eco Ventures – Florida, the accounting acquirer, immediately following the consummation of the reverse merger.

From November 9, 2010 through August 31, 2011, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.   Our plan of operation for fiscal 2012 is to continue seeking funding for our operations and expansion of our precious metals extraction and biofuel operations, complete all necessary permitting requirements, and seek further acquisitions of ore and mine tailings.

Plan of Operations

We are presently in the exploration and development stage of our planned business and have not earned any revenues for the period from November 9, 2010 (date of inception) through August 31, 2011.

Results of Operations

From November 9, 2010 (date of inception) Through August 31, 2011

For the period from November 9, 2010 (date of inception) through August 31, 2011, we incurred a net loss of $630,061

Operating expenses

For the period from November 9, 2010 (date of inception) through August 31, 2011, we incurred $56,023 in operating expenses.  Operating expenses were comprised primarily of the rental space for our production facility.

Selling, general and administrative

For the period from November 9, 2010 (date of inception)  through August 31, 2011, total selling, general and administrative costs were $830,594 primarily comprised of costs associated with starting operations  and related salaries, overhead and travel expenses.  As part of our selling, general and administrative expenses, we incurred stock based compensation (non cash) of $345,417 for services rendered as compensation.

Other income (expense):

Gain on forgiveness of debt.  Upon the completion of the reverse merger transaction, we determined certain liabilities have been forgiven by the creditors / shareholders, which is deemed as extinguished as of August 31, 2011.  Accordingly, the Company has recorded a gain on forgiveness of debt of $261,793 that related to the write-off of these extinguished liabilities.

Interest expense

For the period from November 9, 2010 (date of inception) through August 31, 2011, we incurred $5,237 as interest expense on demand notes we issued in settlement of expenses paid on the Company's behalf.

  Liquidity and Capital Resources

 Since November 9, 2010 (date of inception), we have been in the development stage and have to date  received no revenue from the extraction of gold or other precious metals or other business operations, we have relied on funds received in connection with our equity and debt offerings to finance our ongoing operations. We have experienced net losses since inception, and we expect we will continue to incur losses for the next year. As of the date of this filing, we do not have any available external source of funds. We require additional capital in the near term to maintain our current operations. Although we are actively seeking additional equity and debt financing, such financing may not be available on acceptable terms, if at all.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Since our inception on November 9, 2010, we have not generated revenue and have incurred net loss. We have a working capital deficit of $397,154 at August 31, 2011, incurred net loss attributable to Eco Ventures Group of $466,409 from November 9, 2010 (date of inception) to August 31, 2011, and have a deficit accumulated during the development stage of $797,109 for the period from November 9, 2010 (date of inception) through August 31, 2011. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from related parties, and equity financing to fund our operations. These conditions as indicated in the report of our Independent Registered Public Accounting Firm dated December 1, 2011 on our consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2011, which included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

We currently have $55,907 cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to further develop and expand our precious metals extraction operations. Our significant capital requirements for the foreseeable future include development and operational costs,   and our corporate overhead expenses.

We are actively seeking additional equity or debt financing. However, there can be no assurance that funds required during the next twelve months or thereafter will be available from external sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. All of these factors have been exacerbated by the extremely unsettled credit and capital markets presently existing.

As of August 31, 2011, we had cash of $55,907, and other current assets of $10,000 and current liabilities of $463,061 resulting a working capital net deficit of ($397,154). We used cash and cash equivalents of $141,051 in operating activities for the period from November 9, 2010 (date of inception) through August 31, 2011 primarily from our net loss of $630,061, offset by stock based compensation of $345,417 and notes payable issued to related parties for operating expenses paid on behalf of the Company of $265,474, net with a non cash gain on debt forgiveness of $261,793.  In addition, net change in operating assets and liabilities were comprised of an increase in accounts payable of $149,912, net with payment of a deposit of $10,000.

We used $169,396 in investing activities for the period from November 9, 2010 (date of inception) through August 31, 2011 consisting of property, plant and equipment acquisitions. Cash flows from financing activities of $366,354 consisted of cash proceeds of $48,604 from advances made by related parties and officers since our inception, net of repayments, sale of our Series A preferred stock of $250,000 and capital contributed by shareholders / investors of $67,750.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity, has not established any sources of revenue to cover its operating expenses from November 9, 2010 (date of inception) through August 31, 2011.  In addition, the Company has incurred deficit accumulated during development stage of $797,109, used $141,051 in cash for operating activities and had a negative working capital (current liabilities exceeded current assets) of $397,154 as of August 31, 2011. The Company will engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue existence is dependent upon commencing its planned operations, management’s ability to develop and achieve profitable operations and/or upon obtaining additional financing to carry out its planned business. The Company intends to fund its business development, acquisition endeavors and operations through equity and debt financing arrangements.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

Significant Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our consolidated financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

General

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue, if any, and expenses, and the disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors.  Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Development Stage Company

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.

Going Concern

The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Eco Ventures - Florida.  All significant intercompany balances and transactions have been eliminated in consolidation.

The remaining 30% ownership of Eco Ventures – Florida as of August 31, 2011 is recorded as non-controlling interest in the consolidated financial statements.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

Stock-Based Compensation

We utilize the Black-Scholes option-pricing model to determine fair value of options and warrants granted as stock-based compensation, which requires us to make judgments relating to the inputs required to be included in the model. In this regard, the expected volatility is based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected life of the stock options. The U.S. Treasury bill rate for the expected life of the stock options is utilized to determine the risk-free interest rate. The expected term of stock options represents the period of time the stock options granted are expected to be outstanding.

Impairment of Long-Lived Assets

The Company follows ASC 360, "Property, Plant and Equipment" which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Income Taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU No. 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820, resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on September 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning September 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on September 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In September 2011, FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s consolidated results of operations, cash flow or financial position.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Report of Independent Certifying Accountant

Our consolidated financial statements are included beginning immediately following the signature page to this report. See Item 15 for a list of the consolidated financial statements included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previous independent registered public accounting firm

On August 16, 2011, Eco Ventures Group, Inc. (“Company”) notified MaloneBailey LLP (“MaloneBailey”) that it was dismissed as the Registrant’s independent registered public accounting firm. The decision to dismiss the MaloneBailey as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on August 16, 2011. Except as noted in the paragraph immediately below, the reports of MaloneBailey on the Company’s financial statements for the years ended August 31, 2010 and 2009 and for the period August 5, 2002 (date of inception) through August 31, 2010 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the MaloneBailey on the Company’s financial statements as of and for the years ended August 31, 2010 and 2009 and for the period August 5, 2002 (date of inception) through August 31, 2010 contained explanatory paragraphs which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company has incurred losses since inception and has a working capital deficit that raise doubt about its ability to continue as a going concern.

During the years ended August 31, 2010 and 2009 and the period August 5, 2002 (date of inception) through August 31, 2010 and through August 16, 2011, the Company has not had any disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to MaloneBailey’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

During the years ended August 31, 2010 and 2009 and the period August 5, 2002 (date of inception) through August 31, 2010 and through August 16, 2011, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided MaloneBailey with a copy of this disclosure set forth under this Item 4.01 and was requested to furnish a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the above statements. A copy of the letter from MaloneBailey was filed as an Exhibit to the Current Report on Form 8K filed on August 26, 2011.

New independent registered public accounting firm

On August 16, 2011 (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM ”) as its independent registered public accounting firm for the Company’s fiscal year ended August 31, 2011. The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.  During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with RBSM regarding either:

1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2011, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2011 as a result of the material weakness in internal control over financial reporting discussed below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer and President/Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2011. Our Chief Executive Officer and President/Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. Therefore while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported a material weakness resulting from the combination of the following significant deficiencies:

•	Lack of segregation of duties in certain accounting and financial reporting processes including the approval and execution of disbursements;

•
The Company’s corporate governance responsibilities are performed by the Board of Directors; we do not have independent Board of Directors, we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, several of our corporate governance functions are not performed concurrent (or timely) with the underlying transaction, evaluation, or recordation of the transaction.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. We believe that this is typical in most exploration stage companies. We may not be able to fully remediate the material weakness until we commence mining operations at which time we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2011 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report on internal control in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identify Directors and Executive Officers

The directors named below were elected for one-year terms. Officers hold their positions at the discretion of the Board of Directors absent any employment agreements, none of which currently exist or are contemplated.

The names, addresses and ages of each of our directors and executive officers and the positions and offices held by them, which director positions are for a period of one year, are:

		First
		Became Officer
Name and Address	Age	and/or Director	Position(s)

Randall Lanham 7432 State Hwy. 50 Suite 100 Groveland, FL 34736	47	July 1, 2011	Director and CEO

Paul Smith 7432 State Hwy. 50 Suite 100 Groveland, FL 34736	53	July 1, 2011	Director, President and CFO

OFFICERS AND DIRECTORS

Randall Lanham – DIRECTOR AND CHIEF EXECUTIVE OFFICER

Experience

Randall Lanham is a California-licensed attorney with experience in securities law and corporate finances. Mr. Lanham has experience in both domestic and international corporate legal matters, with demonstrated effectiveness in corporate reorganizations and business operations. Mr. Lanham's business experience coupled with solid legal background in corporate and civil law positions him perfectly for his work at the helm of EVG, where his goals are to control costs, establishing customer and vendor relations, and increase internal productivity directly generating improved bottom-line profitability.

Education and Associations

● J.D. Whittier College School of Law

● B.S. Criminal Justice/Political Sci., U. of Delaware

● State Bar of California - 1993

Paul D. Smith – President, CHIEF FINANCIAL OFFICER  and director

Experience

Former President of Worldwide Theatrical Operations for Sony Pictures Entertainment. Mr. Smith's extensive operations and leadership experience will be an asset to EVG. as the company expands its production capabilities and locations. During a 25-year career with Sony, Mr. Smith has held senior executive level positions in each of the areas of finance, business affairs, administration, operations, distribution and marketing.

From 2006 to 2009 Mr. Smith served as the President, Worldwide Theatrical Operations, Columbia TriStar Motion Picture Group, Sony Pictures Entertainment.

From 2001 to 2005, Mr. Smith was Executive Vice President, Worldwide Marketing and from 1996 to 2001 was Executive Vice President for the Columbia TriStar Motion Picture Group, Sony Pictures Entertainment.

Education

● MBA, University of Michigan, Ann Arbor

● BBA, University of Michigan, Ann Arbor

TECHNOLOGY CONSULTANTS

Dr. Dwayne Dundore - Director of Technology

Experience

Mr. Dundore is the Chief Technology Officer for EVG Biofuel and Minerals Recovery and also serves as the CTO for Raptor Technology Group, our joint-venture partner.  Dwayne is responsible for all aspects of technology at the firm from concept through system development.  Dr. Dundore has several patented processes and equipment on topics ranging from Photo Catalytic Oxidation (PCO), Biodiesel components, Water Treatment and solar applications.  Dr. Dundore also won the State of Florida’s William C. Schwartz 2007 Industrial Innovation Award for his Brown Grease from Sewage conversion to B100 Biodiesel. Dwayne earned a Doctorate in Electrical Engineering.

Wes Berry – Technology Advisor

Experience

Wes Berry provides consulting assistance, overall program management, and process development support for chemically and environmentally related projects.  Wes has provided consulting services for many industries, including fertilizer, hydrometallurgical, inorganic chemical, alternative energy and specialty organic services.  Most recently, Wes has become extensively involved in the booming biodiesel industry.  In 2005, Wes formed a new company to focus on renewable fuel-type projects.  His extensive experience with minerals extraction and biodiesel production is a tremendous asset to Eco Ventures Group.

Wes is primarily focused in the development, evaluation and execution stages of the Raptor system.  His extensive expertise allows Raptor to grow with confidence and serve its client’s needs with insight not generally available to emerging biodiesel companies.

Wes received Bachelor of Science and Master of Science degrees in chemical engineering from the University of South Florida in 1972 and 1976.  He has published a number of papers, including several related to the practical aspects of biodiesel production.  In addition, Wes holds 19 U.S. and 3 foreign patents, and is a member of several academic honor and professional societies. These societies include Tau Beta Pi (engineering honor society); Phi Kappa Phi (academic honor society); American Institute of Chemical Engineers (AIChE); American Chemical Society (ACS) and the American Oil Chemists Society (AOCS).

Significant Employees

We have no significant employees other than our executive officers and Technology Staff.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). The following directors are considered “independent” as defined under Rule 4200(a)(15): Randall Lanham and Paul Smith would not be considered “independent” under the NASDAQ rule due to the fact that they are employees of our company.

Board Meetings

During the fiscal year ended August 31, 2011, we had two directors. During the year fiscal year ended August 31, 2011, the Board held one meeting and has taken numerous actions by unanimous written consent.

Audit, Compensation and Nominating Committees

As noted above, our common stock is listed on the OTC Bulletin Board, which does not require companies to maintain audit, compensation or nominating committees. Considering the foregoing and the fact that we are an early stage exploration company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors which currently consists of two members, neither of which is considered independent.

Although there is no formal process in place regarding the consideration of any director candidates recommended by security holders, our Board of Directors will consider a director candidate proposed by a shareholder. A candidate must be highly qualified in terms of business experience and be both willing and expressly interested in serving on the Board.

The Board evaluates nominees for directors recommended by shareholders in the same manner in which it evaluates other nominees for directors. Minimum qualifications include the factors discussed above.

Shareholder Communications

We do not have a formal shareholder communications process. Shareholders are welcome to communicate with the Company by forwarding correspondence to Eco Ventures Group, Inc., State Hwy. 50, Groveland, FL, Attn.:  Shareholder Relations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the SEC. To our knowledge, during the fiscal year ended August 31, 2010, based solely on a review of such materials as are required by the SEC, all required reporting is current and accurate.

Code of Business Conduct and Ethics

    We have adopted a code of business conduct and ethics that applies to all of our executive officers and employees. The Code addresses conflicts of interest, compliance with all laws and other legal requirements, conduct of business in an honest and ethical manner, integrity and actions in the Company’s best interest. Directors, officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code. The Sarbanes-Oxley Act of 2002 requires companies to have procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Company currently has such procedures in place. Eco Ventures Group, Inc. Code of Business Ethics and Conduct is available on our web site at www.ecoventuresgroup.com

Item 11.	Executive Compensation

Compensation Covered — All Executive Officers

The executive officers for the period from November 9, 2010 (date of inception) through August 31, 2011 are as follows.

Randall Lanham, Chief Executive Officer
    Paul Smith, President

Summary Compensation Table

The following table summarizes all compensation recorded by us in the period November 9, 2010 (date of inception) through August 31, 2011 for our named executive officers.

Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All other
and				Stock	Option	Plan	Compensation	Compen-
Principal		Salary	Bonus	Awards	Awards	Compen-	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	sation	($)	($)	($)
Randall Lanham	2011	$25,000	—	$122,709	—	—	—	—	$147,709
CEO

Paul Smith	2011	$25,000	—	$122,709	—	—	—	—	$147,709
President and CFO

Executive Employment Agreements

Randall Lanham. We employed Mr. Lanham on July 1, 2011 as our Chief Executive Officer for a period of 3 years at annual salary of $300,000. Mr Lanham will however forgo 50% of his salary until the Company receives a significant portion of its financing to expand its operations and execute its business plan. Mr. Lanham is entitled to an annual bonus to equal to 1% of the Company’s EBITA for each fiscal year during the Employment Period not to exceed $500,000.  Mr. Lanham received 1,900,000 shares of the Company’s restricted Common Stock in conjunction with the reverse-merger transaction.  The Company shall award an additional 52,778 shares of its "restricted stock" for each month that Mr. Lanham remains in the employ of the Company, up to a maximum of thirty-six (36) months.

Paul Smith. We employed Mr. Smith on July1, 2011 as our President and Chief Financial Officer for a period of 3 years at annual salary of $300,000. Mr. Smith will however forgo 50% of his salary until the Company receives a significant portion of its financing to expand its operations and execute its business plan. Mr. Smith is entitled to an annual bonus to equal to 1% of the Company’s EBITA for each fiscal year during the Employment Period not to exceed $500,000. Mr. Smith received 1,900,000 shares of the Company’s restricted Common Stock in conjunction with the reverse-merger transaction.     The Company shall award an additional 52,778 shares of its "restricted stock" for each month that Mr. Smith remains in the employ of the Company, up to a maximum of thirty-six (36) months.

Equity Compensation Plans

2011 Incentive Stock Option Plan

On July 26, 2011, our Board of Directors unanimously approved our 2011 Incentive Stock Option Plan (the “2011 Plan”). The purpose of the Plan is to retain current, and attract new, employees, directors, consultants and advisors that have experience and ability, along with encouraging a sense of proprietorship and interest in the Company’s development and financial success. The Board of Directors believes that option grants and other forms of equity participation are an increasingly important means of retaining and compensating employees, directors, advisors and consultants. The 2011 Plan authorizes us to issue up to 10,000,000 shares of our common stock. The plan allows us to grant tax-qualified incentive stock options, non-qualified stock options and restrictive stock awards to employees, directors and consultants of our company.

In order to be able to grant qualified “incentive stock options” under the 2011 Plan in accordance with Section 422 of the Internal Revenue Code, as amended, we must obtain shareholder approval of the 2011 Plan within 12 months before or after the 2011 Plan was adopted. Accordingly, we submitted the Plan for shareholder approval in June, 2011 and the 2011 Plan was approved by shareholder action upon written consent in accordance with the By-Laws of the Company.

Unless terminated earlier by the Board, the 2011 Plan will expire on December 31, 2021. As of August 31, 2011 there are no outstanding options under the 2011 Plan, and no shares of Common Stock has been issued under the 2011 Plan.

Outstanding Equity Awards at Fiscal Year-end.

There we no outstanding equity awards for our Executive officers in the period from November 9, 2010 (date of inception) through August 31, 2011.

Stock Option Exercised

There were no stock options exercised on common shares in the period from November 9, 2010 (date of inception) through August 31, 2011, with respect to the named executives listed in the Summary Compensation Table.

Expense Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

Retirement Plans and Benefits.

None.

Director Compensation

The following table summaries all director compensation for our Executive officers in the most recent fiscal year ended August 31, 2011. There are no other standard compensation arrangements in place and all directors are treated equally with respect to any compensation.

	Fees earned or	Stock	Option	Total
Name	paid in cash ($)	awards ($)	awards ($)	($)

Randall Lanham	—	—	—	—
Paul Smith	—	—	—	—
	—	—	—	—

Standard Director Compensation Arrangement

We do not have a standard compensation arrangement for directors.

Indemnification and Limitation on Liability of Directors

Our Articles of Incorporation and Bylaws provide that we must indemnify, to the fullest extent permitted by the laws of the State of Nevada, any of our directors, officers, employees or agents made or threatened to be made a party to a proceeding, by reason of the person serving or having served in a capacity as such, against judgments, penalties, fines, settlements and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met.

The Nevada Revised Statutes allows indemnification of directors, officers, employees and agents of a company against liabilities incurred in any proceeding in which an individual is made a party because he or she was a director, officer, employee or agent of the company if such person conducted himself in good faith and reasonably believed his actions were in, or not opposed to, the best interests of the company, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. A person must be found to be entitled to indemnification under this statutory standard by procedures designed to assure that disinterested members of the board of directors have approved indemnification or that, absent the ability to obtain sufficient numbers of disinterested directors, independent counsel or shareholders have approved the indemnification based on a finding that the person has met the standard. Indemnification is limited to reasonable expenses.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable.

Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by law. Specifically, our directors will not be personally liable for monetary damages for breach of fiduciary duty as directors, except for:

•	any breach of the duty of loyalty to us or our stockholders;

•	acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law;

•	dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions;

•	violations of certain laws; or

•	any transaction from which the director derives an improper personal benefit.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of August 31, 2011, by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group. Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Except as indicated, the address of each of the persons named in the table is that of the Company’s principal executive offices. As of August 31, 2011, there were 750,000,000 shares of our common stock authorized and 78,395,539 shares issued and outstanding.

		Amount and
		Nature of
	Name and Address of	Beneficial		Percentage of
Title of Class	Beneficial Owner	Ownership		Common Stock
Common Stock	Randall J. Lanham (2)	3,850,000	(1)	4.8%

Common Stock	Gibraltar Gloabal Securities, Inc. 214 Lagoon Ct Sandyport Nassau, Bahamas	4,000,000		5.1%

Common Stock	Montaque Capital Partners, LTD. Centerville House, 4th FL, 2nd Terr West PO Box N-8303 Nassau, Bahamas	4,895,400		6.2%

Common Stock	Evanstowne International Ltd. Ki-Malex House PO Box N-7807 Nassau, Bahamas	17,000,000	(1)	21.7%

Common Stock	Plantation Assets Holdings SRL Plaza Rohrmoser 150 Metros al Norte San Jose, Costa Rica	13,153,562		16.8%

Common Stock	Cutler Law Group Escrow Acct. 3355 West Alabama, #1150 Houston, TX 77098	14,250,000	(1)	18.2%

Common Stock	All officers and directors (1 person)(2)	3,850,000		4.8%
______________________

(1)	All shares are owned directly.
(2)	Officer and director.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We have borrowed funds (See Note 8 to the Consolidated Financial Statements), from related parties.  In connection with the borrowings, we have executed unsecured promissory notes (“Notes”) to related parties which are due on demand and carry interest rate of 8% per annum. The Notes also provide that we pay collection costs and attorney fees if the Notes are not paid when due.  In addition, our Chief Executive Officer and President/Chief Financial Officer have advanced funds to the Company for travel and working capital purposes.  There are no formal repayment terms or arrangements for these advances and are due on demand.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). The following directors are considered “independent” as defined under Rule 4200(a)(15): Randall Lanham and Paul Smith  would not be considered “independent” under the NASDAQ rule due to the fact that they are employees of our company.

Item 14.	Principal Accountant Fees and Services

RBSM LLP (“RBSM”) has served as our independent registered public accounting firm since August 16, 2011.  RBSM was also Eco Ventures – Florida’s independent registered public accounting firm prior to the completion date of the Reverse Merger transaction on June 1, 2011.   Prior to August 16, 21011, MaloneBailey LLP served as the Company’s then independent registered accounting firm.

(1)       Audit Fees

Audit fees include fees incurred for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2011, the reviews of the quarterly interim financial statements included in the Company’s Forms 10-Q for the fiscal years ended August 31, 2011 and 2010, and services rendered to issue consents required in certain of the Company’s registration statements. RBSM has not billed us for any audit fees in connection with our annual consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2011.

 (2) Audit-Related Fees

RBSM billed us audit-related fees in the aggregate amount of approximately $28,000 for the period from November 9, 2010 (date of inception) through August 31, 2011.  These fees relate to the audit of our majority owned subsidiary, Eco Ventures – Florida’s March 31, 2011 financial statements and review of the Form 8-K.

(3) Tax Fees

No fees of this sort were billed by RBSM during the period from November 9, 2010 (date of inception) through August 31, 2011.

(4) All Other Fees

No fees of this sort were billed by RBSM during the period from November 9, 2010 (date of inception) through August 31, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

See Index to Financial Statements immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Eco Ventures Group, Inc.

By:	/s/ Randall Lanham
Randall Lanham
Chief Executive Officer

By:	/s/ Paul Smith
Paul Smith
President, Chief Financial Officer & Principal Accounting Officer

December 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 1, 2011.

Signature	Title

/s/ Randall Lanham	Chief Executive Officer and Director
R Randall Lanham	(Principal Executive Officer)

/s/ Paul Smith	President, Chief Financial Officer (Principal Accounting
Paul Smith	Officer) and Director

EXHIBIT INDEX

Exhibit
31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer*

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer*

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer,*

32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer*

* Filed herewith

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
FINANCIAL STATEMENTS
From November 9, 2010 (date of inception)
Through
August 31, 2011

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
 (a development stage company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Eco Venture Group, Inc.

We have audited the accompanying consolidated balance sheet of Eco Venture Group, Inc. and Subsidiary (the “Company”), a development stage company as of August 31, 2011 and the related statements of operations, equity and cash flows for the period from November 9, 2010 (date of inception) through August 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of Eco Venture Group, Inc. as of August 31, 2011, and the results of operations, equity and cash flows for the period from November 9, 2010 (date of inception) through August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the accompanying consolidated financial statements, the Company is a development stage company and has not commenced its planned principal operations, is incapable of generating sufficient cash flow to sustain its operations without securing additional financing, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
New York, New York
December 1, 2011

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
( a development stage company)
CONSOLIDATED BALANCE SHEET
AUGUST 31, 2011

ASSETS
Current assets:
Cash	$55,907
Deposits	10,000
Total current assets	65,907

Property, plant and equipment	729,396

Total assets	$795,303

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$148,983
Notes payable, related parties	265,474
Advances, related parties	48,604
Total current liabilities	463,061

Commitments and contingencies	-

Equity:
Eco Ventures Group, Inc. Stockholders’ Equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized
Series A cumulative convertible preferred stock, $0.001 par value; 4,000,000 shares designated, 75,000 shares issued and outstanding	75
Series B cumulative convertible preferred stock, $0.001 par value; 6,120,800 shares designated, Nil shares issued and outstanding	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 78,395,539 shares issued and outstanding	78,395
Preferred stock subscription	100,000
Common shares to be issued	169,417
Additional paid in capital	756,791
Deficit accumulated during development stage	(797,109)
Total Eco Ventures Group, Inc. Stockholders' Equity	307,569
Non controlling interest	24,673
Total equity	332,242

Total liabilities and equity	$795,303

The accompanying notes are an integral part of these consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
( a development stage company)
CONSOLIDATED STATEMENT OF OPERATIONS

From date of inception
(November 9, 2010)
Through
August 31, 2011

Revenue	$-

Operating expenses:
Operation expenses	56,023
Selling, general and administrative	830,594
Total operating expenses	886,617

Loss from operations	(886,617)

Other income (expense)
Gain on forgiveness of debt	261,793
Interest expense	(5,237)
Total other income (expense), net	256,556

Loss before provision for income taxes	(630,061)

Income taxes	-

Net loss	(630,061)

Less: Net loss attributable to non controlling interest	163,652

NET LOSS ATTRIBUTABLE TO ECO VENTURES GROUP, INC.	$(466,409)

Net loss per common share, basic and fully diluted	$(0.02)

Weighted average number of common shares, basic and fully diluted	25,518,001

The accompanying notes are an integral part of these consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
( a development stage company)
CONSOLIDATED STATEMENT OF EQUITY
FROM NOVEMBER 9, 2010 (DATE OF INCEPTION) THROUGH AUGUST 31, 2011

	ECO VENTURES GROUP, INC.
	Preferred shares
	Series A preferred stock		Series B preferred stock		Common shares		Common shares to be issued		Preferred shares subscribed		Additional Paid in	Deficit Accumulated During Development		Non Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total	Interest	Equity
Balance at date of inception (November 9, 2010) as adjusted for recapitalization	-	$-	-	$-	9,239	$9	-	$-	-	$-	$241	$-	$250	$-	$250
Effect of Reverse Merger:
Common stock issued in connection with the shares exchange transaction, settlement of notes payable and effect of recapitalization	-	-	-	-	69,586,300	69,586	-	-	-	-	-	(330,700)	(261,114)	-	(261,114)
Common stock issued in May 2011 for services rendered at fair value of $0.02 per share	-	-	-	-	5,000,000	5,000	-	-	-	-	95,000	-	100,000	-	100,000
Common stock issued in May 2011 for officers' compensation at fair value of $0.02 per shares					3,800,000	3,800	-	-	-	-	72,200		76,000		76,000
Sale of Series A preferred stock in June 2011 at $2.00 per share	50,000	50	-	-	-	-	-	-	-	-	99,950	-	100,000	-	100,000
Sale of Series A preferred stock in July 2011 at $2.00 per share	25,000	25	-	-	-	-	-	-	-	-	49,975	-	50,000		50,000
Preferred stock subscription	-	-	-	-	-	-	-	-	40,000	100,000	-	-	100,000		100,000
Common stock issuable to officers under employment contract	-	-	-	-	-	-	211,112	169,417	-	-	-	-	169,417	-	169,417
Capital contributed to majority owned subsidiary	-	-	-	-	-	-	-	-	-	-	439,425	-	439,425	188,325	627,750
Net loss	-	-	-	-	-	-	-	-	-	-	-	(466,409)	(466,409)	(163,652)	(630,061)
Balance at August 31, 2011	75,000	$75	-	$-	78,395,539	$78,395	211,112	$169,417	40,000	$100,000	$756,791	$(797,109)	$307,569	$24,673	$332,242

The accompanying notes are an integral part of these consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
( a development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS

From date of inception
(November 9, 2010)
Through
August 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(630,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	345,417
Gain on forgiveness of debt	(261,793)
Operating expenses paid by related parties on behalf of the Company	265,474
Changes in operating assets and liabilities:
Deposits	(10,000)
Accounts payable and accrued expenses	149,912
Net cash used in operating activities	(141,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(169,396)
Net cash used in investing activities	(169,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Series A preferred stock	250,000
Proceeds from advances, related parties	48,604
Contributed capital by shareholders/investors	67,750
Net cash provided by financing activities	366,354

Net increase in cash and cash equivalents	55,907

Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$55,907

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-
Cash paid during period for taxes	$-

Non cash investing and financing activities:
Notes payable issued in exchange for expenses paid by related parties	$265,474
Property, plant and equipment acquired by certain investors as capital contribution	$560,000

The accompanying notes are an integral part of these consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis and business presentation

Eco Ventures Group, Inc. (“EVG” or the “Registrant”), a public traded and holding company of our planned expanding lines of business, formerly known as Modern Renewable Technologies, Inc., was incorporated under the laws of the State of Nevada in April 2002.  In connection with the consummation of the reverse merger transaction on June 1, 2011 with Eco Ventures Group, Inc., a Florida corporation (“Eco Ventures – Florida”) formed on November 9, 2010 (date of inception), the accounting acquirer (see below), EVG changed its name to Eco Ventures Group, Inc., a Nevada corporation.  The historical financial statements are those of Eco Ventures – Florida, the accounting acquirer, immediately following the consummation of the reverse merger.  All references that refer to (the “Company” or “Eco Ventures Group” or "EVG" or “we” or “us” or “our”) are to Eco Ventures Group, Inc., the Registrant and its wholly and or majority owned subsidiaries unless otherwise differentiated, Eco Ventures Group, Inc., a Florida formed corporation.  We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and specialize in the planned extraction of precious metals from ore bodies and reclaimed mine tailings and also will focus on the production of advanced biodiesel from recovered cooking oils and oil rich plants. We have not generated any revenues to date, have incurred expenses and has sustained losses since November 9, 2010 (date of inception).  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from November 9, 2010 (date of inception) through August 31, 2011, we have accumulated a deficit through its development stage of $797,109.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Eco Ventures - Florida.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Merger and Corporate Restructure

On May 27, 2011, the Registrant entered into a material definitive agreement for the acquisition of 70% of the capital stock of Eco Ventures Group, Inc., a Florida corporation (“Eco Ventures – Florida”).  The acquisition was completed on June 1, 2011 through issuance of 61,500,000 (including 5,000,000 shares issued to consultants and 3,800,000 shares issued to officers)  shares of Common Stock of the Company in exchange for 467 Shares of Eco Ventures - Florida in a tax-free share exchange. A total of 16,886,300 shares of Common Stock of the Registrant shall be issued to Holders of the Registrant’s outstanding Convertible Debentures.  Upon the conversion of all such Convertible Debentures, the Registrant had a total of 78,395,539 Shares of Common Stock issued and outstanding.

As a condition of the reverse merger transaction, the name of the Registrant was changed to “Eco Ventures Group, Inc.”, a Nevada corporation and the Registrant’s OTC trading symbol has been changed to “EVGI”. The transaction is accounted for in substance as a reverse acquisition of the Registrant by Eco Ventures – Florida since the stockholders of Eco Ventures – Florida owned a majority of the Company’s voting power immediately following the merger transaction and Eco Ventures – Florida’s management has assumed operational, management and governance control in accordance with the terms of the Shareholder Agreement dated May 20, 2011.  For accounting purposes, Eco Ventures – Florida is the accounting acquirer and or the surviving entity.  Accordingly, the historical financial statements are those of Eco Ventures – Florida, the accounting acquirer, immediately following the consummation of the reverse merger.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

Cash

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years.  As of August 31, 2011, all acquired property and equipment has yet to be placed in service, therefore no depreciation was recorded for the period from November 9, 2010 (date of inception) through August 31, 2011.

Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as deferred officers’ compensation and stock based compensation accounting.

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Shares issuable upon conversion of the Series A preferred stock has been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 25,768,001 for the period from November 9, 2010 (date of inception) through August 31, 2011.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values.

As of August 31, 2011, the Company did not have any issued or outstanding stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from November 9, 2010 (date of inception) through August 31, 2011.

Reliance on Key Personnel and Consultants

The Company has 9 full-time employees and no part-time employees.  Additionally, the Company has consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011

Fair Value

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying amount reported in the consolidated balance sheet for accounts payable and accrued expenses, advances and notes payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU No. 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820, resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on September 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning September 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on September 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

In September 2011, FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s consolidated results of operations, cash flow or financial position.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011

NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements from November 9, 2010 (date of inception) through August 31, 2011, the Company incurred deficit accumulated during development stage of $797,109,  used $141,051 in cash for operating activities and had a negative working capital (current liabilities exceeded current assets) of $397,154 as of August 31, 2011. In addition, the Company is in a development stage, has yet commercialized its planned business and has not generated any revenues since inception.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and or upon obtaining additional financing to carry out its planned business. Management is devoting substantially all of its efforts to the commercialization of its planned product and processes, as well as raising additional debt or equity financing in order to accelerate the development and commercialization of additional products. There can be no assurance that the Company’s commercialization or financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  In the event the Company is unable to continue as a going concern, it may elect or required to seek protection from its creditors by filing a voluntary petition in bankruptcy or many be subject to an involuntary petition in bankruptcy.  To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying consolidated statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of August 31, 2011 are comprised of the following:

Office furniture and fixtures	$542
Equipment	149,214
Leasehold improvements	19,640
Construction in process	560,000
Total property, plant and equipment	$729,396

As of August 31, 2011, the Company is currently in the assembly and testing mode, not in operations.  Therefore no depreciation was recorded for the period from November 9, 2010 (date of inception) through August 31, 2011.

During the period from November 9, 2010 (date of inception) through August 31, 2011, the Company received property and equipment from three investors at a fair value of $560,000. The transaction was recorded as a capital contribution.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of August 31, 2011 are comprised of the following:

Accounts payable	$39,921
Accrued interest	5,236
Accrued compensation	103,826
Total accounts payable and accrued liabilities	$148,983

Upon the completion of the reverse merger transaction, the Company determined certain liabilities have been forgiven by the creditors/shareholders, which is deemed as extinguished as of August 31, 2011. Accordingly, the Company has recorded a gain on forgiveness of debt of $261,793 that related to the write-off of these extinguished liabilities.

NOTE 5 – NOTES PAYABLE, RELATED PARTIES

Notes payable as of August 31, 2011 are comprised of the following:

Notes payable, 8% per annum, due on demand, unsecured	$265,474

From November 9, 2010 (date of inception) through August 31, 2011, the Company issued two notes in the aggregate of $265,474 in exchange for operating expenses paid on behalf of the Company by two shareholders of its majority owned subsidiary.  The notes bear an 8% per annum interest rate, unsecured and are due on demand.

NOTE 6 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share.  The Company's preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established.

Series A Cumulative Convertible Preferred Stock ("Series A")

In August, 2011, the Company designated 4,000,000 shares of authorized preferred stock as Series A Redeemable Convertible Preferred stock ("Series A").

Voting rights

a)
The Company shall not, without the affirmative consent of the holders of seventy-five percent of the Series A Preferred Stock, in any manner alter or change the designations, or the powers, preferences, rights, qualifications, limitations, or restrictions or increase the number of authorized shares of the Series A Preferred Stock in any manner.

b)	Except as provided below, the holders of the Series A Preferred Stock shall not have any right to vote their Series A Preferred Stock in any manner.

c)
Notwithstanding the provisions above, on all matters coming before the holders of preferred stock of the Company, as a class, or coming before the holders of the Series A Preferred Stock of the Company, as a class, the holders of the Series A Preferred Stock shall have the right to vote their Series A Preferred Stock with each such share of stock being entitled to one (1) vote on any or all such matters.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011

Dividends

In each year, beginning six months from issuance, the holders of the Series A Preferred Stock shall be entitled to receive when and as declared by the Board of Directors of the Corporation, out of funds legally available for that purpose, quarterly dividends payable January 1, April 1, July 1 and October 1 in each year, commencing on July 1, 2012 in an amount equal to twenty percent (20%) of "Adjusted Gross Revenue" earned during that quarter.  Adjusted Gross Revenue is defined as gross revenue less licensing fees, royalties, third party payments, mineral extraction, mining expenses, crushing and shipping.  Said dividends shall continue until such time as the holder had received dividends in the amount that equals one hundred and eight percent (108%) of their original investment, after which time, the investor shall receive five percent (5%) of the Adjusted Gross Income for a period of twelve months.

In the case of the original issuance of shares of the Series A Preferred Stock, dividends shall begin to accrue and be cumulative from October 1, 2011. In the case of share of Series A Preferred Stock issued after October 1, 2011, but prior to any Dividend Payment Date, dividends shall begin to accrue and be cumulative from the date of issue to the next Dividend Payment Date; provided, however, that if dividends are not paid on any such Dividend Payment Date, then dividends shall accrue and be cumulative from the Dividend Payment Date to the date such dividends have been paid. Dividends paid on shares of Series A Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated on a pro-rata on a share-by-share basis among all such Series A Preferred shares outstanding at the time. The Board of Directors may fix a record date for the determination of holders of the Series A Preferred Stock entitled to receive payment of a dividend declared thereon, which record date shall be no more than sixty days prior to the date fixed for the payment thereof.

Whenever dividends payable on the Series A Preferred Stock as provided above are in arrears, thereafter and until dividends, including all accrued dividends, on shares of the Series A Preferred Stock outstanding shall have been paid in full or declared and set apart for payment, the Corporation shall not (i) pay dividends on any common stock of the Corporation, or (ii) purchase or otherwise acquire for consideration any share of Series A Preferred Stock, unless required or as otherwise provided.

Redemption rights

The Company may, at any time and from time to time, after total dividends paid per share equal at least $2.00, redeem all or a portion of the then outstanding shares of the Series A Preferred Stock at the stated value thereof (namely $2.00 per share) plus accrued and unpaid dividends thereon (cumulatively the “Redemption Amount”) by either (i) a check to the Redemption Amount or (ii) such number of shares of common stock of the Corporation as determined by dividing the “market value” as calculated of such common stock as of the date set by the Company for such redemption, into the Redemption Amount.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011

Liquidation rights

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, then the holders of the Series A Preferred Stock shall not be entitled to receive any amounts with respect to their shares of Series A Preferred Stock until payment in full has been made to the holders of the Corporation’s Series B Preferred Stock and Senior Convertible Preferred Stock of amounts which such holders may be entitled to receive upon liquidation. After such payments have been made in full to the Holders of the Company’s Series B Preferred Stock and Senior Convertible Preferred Stock and prior to any payments upon liquidation being made to the holders of the common stock of the Corporation, the holders of the Series A Preferred Stock shall be entitled to receive an amount per share equal to $1,000.00 (the “Series A Liquidation Amount”). The Series A Liquidation Amount shall be paid pari-passu with any payments upon liquidation to holders of any other class preferred stock of the Corporation. If the assets of the Corporation are insufficient to pay to the holders of the Series A Preferred Stock the full amount of the Series A Liquidation Amount to which they shall be entitled, then any amounts to be distributed to the holders of the Series A Preferred Stock shall be distributed pro rata to such holders.

Conversion rights

Subsequent to July 1, 2012, each share of Series A Preferred Stock shall be convertible at the option of the holder thereof (except as prohibited by law), in full or in part, based on the number of shares of Series A preferred stock to be converted, multiplied by the Series A issue price ($2.00 per share), plus any cumulative and unpaid dividends divided by the Series A conversion price in effect at the time of the conversion.

As of August 31, 2011, 75,000 shares of Series A Redeemable Convertible Preferred Stock were issued and outstanding.  Also, 40,000 shares of Series B preferred stock were issued subsequently for $100,000 received as of August 31, 2011 and is shown as a preferred stock subscription in the accompanying consolidated financial statements.

As per the subscription agreement for 75,000 preferred stock Series A issued, each Series A shares will be converted into one share of the Company and one share of Raptor Technology Group, Inc.

Series B  Cumulative Convertible Preferred Stock ("Series B")

In September 2011, the Company designated 6,120,800 shares as Series B Cumulative Convertible Preferred stock.  As of August 31, 2011, there were no shares of Series B issued or outstanding.

Voting rights

a)
The Company shall not, without the affirmative consent of the holders of seventy-five percent of the Series B Preferred Stock, in any manner alter or change the designations, or the powers, preferences, rights, qualifications, limitations, or restrictions or increase the number of authorized shares of the Series B Preferred Stock in any manner.

b)	Except as provided below, the holders of the Series B Preferred Stock shall not have any right to vote their Series B Preferred Stock in any manner.

c)
Notwithstanding the provisions above, on all matters coming before the holders of preferred stock of the Company, as a class, or coming before the holders of the Series B Preferred Stock of the Company, as a class, the holders of the Series B Preferred Stock shall have the right to vote their Series B Preferred Stock with each such share of stock being entitled to one (1) vote on any or all such matters.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011

Dividends

In each year the holders of the Series B Preferred Stock shall be entitled to receive when and as declared by the Board of Directors of the Corporation, out of funds legally available for that purpose, an annual dividend in an amount equal to Eight percent (8%) per annum (that is, $0.20 per share on an annual basis) payable monthly (the “Dividend Payment Date”), plus a pro-rated Bonus Dividend equal to the amount of the Bonus Dividend Pool on each Dividend Payment Date divided by the number of Shares of Series B Preferred Stock issued and outstanding on each Dividend Payment Date.  The Bonus Dividend Pool shall consist of Twenty percent (20%) of the Company’s adjusted gross revenue for each fiscal year preceding the Dividend Payment Date until such time as the Company has paid a total of $2.50 in dividends per share, after which time the Bonus Dividend Pool shall consist of Five percent (20%) of the Company’s adjusted gross revenue for one (1) additional fiscal year.  Adjusted gross revenue is defined as gross revenue less license fees, royalties, and mining expenses, and which are attributable to business operations financed by the proceeds of the sales of Series B Preferred Stock.

In the case of the original issuance of shares of the Series B Preferred Stock, dividends shall begin to accrue and be cumulative from October 1, 2011. In the case of share of Series B Preferred Stock issued after October 1, 2011, but prior to any Dividend Payment Date, dividends shall begin to accrue and be cumulative from the date of issue to the next Dividend Payment Date; provided, however, that if dividends are not paid on any such Dividend Payment Date, then dividends shall accrue and be cumulative from the Dividend Payment Date to the date such dividends have been paid. Dividends paid on shares of Series B Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated on a pro-rata on a share-by-share basis among all such Series B Preferred shares outstanding at the time. The Board of Directors may fix a record date for the determination of holders of the Series B Preferred Stock entitled to receive payment of a dividend declared thereon, which record date shall be no more than sixty days prior to the date fixed for the payment thereof.
Whenever dividends payable on the Series B Preferred Stock as provided above are in arrears, thereafter and until dividends, including all accrued dividends, on shares of the Series B Preferred Stock outstanding shall have been paid in full or declared and set apart for payment, the Corporation shall not (i) pay dividends on any common stock of the Corporation, or (ii) purchase or otherwise acquire for consideration any share of Series B Preferred Stock, unless required or as otherwise provided.

Redemption rights

The Company may, at any time and from time to time, after total dividends paid per share equal at least $2.50, redeem all or a portion of the then outstanding shares of the Series B Preferred Stock at the stated value thereof (namely $2.50 per share) plus accrued and unpaid dividends thereon (cumulatively the “Redemption Amount”) by either (i) a check to the Redemption Amount or (ii) such number of shares of common stock of the Corporation as determined by dividing the “market value” as calculated of such common stock as of the date set by the Company for such redemption, into the Redemption Amount.

Liquidation rights

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, then the holders of the Series A Preferred Stock shall not be entitled to receive any amounts with respect to their shares of Series A Preferred Stock until payment in full has been made to the holders of the Corporation’s Series B Preferred Stock of amounts which such holders may be entitled to receive upon liquidation. After such payments have been made in full to the Holders of the Company’s Series B Preferred Stock and prior to any payments upon liquidation being made to the holders of the common stock of the Corporation, the holders of the Series B Preferred Stock shall be entitled to receive an amount per share equal to $2.50 (the “Series B Liquidation Amount”). The Series B Liquidation Amount shall be paid pari-passu with any payments upon liquidation to holders of any other class preferred stock of the Corporation. If the assets of the Corporation are insufficient to pay to the holders of the Series B Preferred Stock the full amount of the Series B Liquidation Amount to which they shall be entitled, then any amounts to be distributed to the holders of the Series B Preferred Stock shall be distributed pro rata to such holders.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011

Conversion rights

Subsequent to one (1) year from the date of issuance, each share of Series B Preferred Stock shall be convertible at the option of the holder thereof (except as prohibited by law), in full or in part,  into one point nine two (1.92) shares of fully paid and non assessable shares of common stock of the Company provided.

Common stock

The Company is authorized to issue 750,000,000 shares of $0.001 par value common stock as of August 31, 2011.  As of August 31, 2011, 78,395,539 shares of the Company's common stock were issued and outstanding.

In May 2011, in connection with entering a joint venture (See Note 10 below), the Company issued an aggregate of 5,000,000 shares of its common stock in exchange for services rendered with a fair value of $100,000.

In May 2011, in connection with the reverse merger transaction, the Company issued an aggregate of 16,886,300 shares of its common stock in exchange for old notes payable of $349,726.

In May, 2011, in connection with the reverse merger transaction, the Company issued an aggregate of 3,800,000 shares of its common stock in exchange for two officers’ compensation with a fair value of $76,000.

In May, 2011, in connection with the reverse merger transaction, the Company issued an aggregate of 52,700,000 shares of its common stock in exchange for 467 shares or 70% interest of Eco Ventures - Florida (See Note 1 above)

NOTE 7 - STOCK OPTIONS

On July 26, 2011, the 2011 Incentive Stock Option Plan (the “2011 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company was approved by the Board of Directors and  reserved 10.0 million shares of the Company’s common stock for the 2011 Plan,

As of August 31, 2011, the Company has not granted any stock options under the 2011 Plan.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s current officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were $48,604 advances due at August 31, 2011.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011

As described in Note 5, above, from November 9, 2010 (date of inception) through August 31, 2011, the Company issued two notes in the aggregate of $265,474 in exchange for operating expenses paid on behalf of the Company by the non-controlling interest shareholders of Eco Ventures – Florida.  The notes bear an 8% per annum interest rate, unsecured and are due on demand.

NOTE 9 - NON CONTROLLING INTEREST

The remaining 30 % ownership of Eco Ventures – Florida is recorded as Non Ccontrolling interest in the consolidated financial statements.

A reconciliation of the non controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest from November 9, 2010 (date of inception) through August 31, 2011:

Net loss	$545,508
Average Non-controlling interest percentage	30.0%
Net loss attributable to the non-controlling interest	$163,652

The following table summarizes the changes in Non Controlling Interest from November 9, 2010 (date of inception) through August 31, 2011:

Balance, November 9, 2010 (date of inception)	$-
Non controlling interest portion of contributed capital	188,325
Net loss attributable to the non-controlling interest	(163,652)
Balance, August 31, 2011	$24,673

NOTE 10 -COMMITMENTS AND CONTINGENCIES

Employment Agreement

Randall Lanham. The Company entered into an employment contract on July 1, 2011 with Mr. Lanham as Chief Executive Officer for a period of 3 years at an annual salary of $300,000.  Mr. Lanham will however forgo 50% of his salary until the Company receives a significant portion of its financing to expand its operations and execute its business plan. Mr. Lanham is entitled to an annual bonus to equal to 1% of the Company’s EBITA for each fiscal year during the Employment Period but not to exceed $500,000.  Mr. Lanham received 1,900,000 shares of the Company’s common stock in conjunction with the reverse merger transaction.  The Company shall award an additional 52,778 shares of its "restricted stock" for each month that Mr. Lanham remains in the employ of the Company, up to a maximum of thirty-six (36) months.

Paul Smith. The Company entered into an employment contract on July 1, 2011 with Mr. Smith as our President and Chief Financial Officer for a period of 3 years at an annual salary of $300,000.  Mr. Smith will however forgo 50% of his salary until the Company receives a significant portion of its financing to expand its operations and execute its business plan. Mr. Smith is entitled to an annual bonus to equal to 1% of the Company’s EBITA for each fiscal year during the Employment Period but not to exceed $500,000.  Mr. Smith received 1,900,000 shares of the Company’s common stock in conjunction with the reverse merger transaction.   The Company shall award an additional 52,778 shares of its "restricted stock" for each month that Mr. Smith remains in the employ of the Company, up to a maximum of thirty-six (36) months.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011

Operating Lease Commitments

The Company's initial headquarters, operations and manufacturing facilities are located at 7432 State Road 50, Suite 101,  Groveland, FL, in a light-industrial complex 25 miles west of Orlando, FL.   The Company has leased an office / warehouse complex with a large warehouse facility for its planned Mineral Recovery Operation and Bio-Diesel Operation. The warehouse contains the completed 5,000 ton per year facility, which is already plumbed for expansion to a 10,000 concentrated ton per year facility.  The leases shall be for a period of one (1) year term commencing April 1, 2011 with annual rent of $189,390.  The Company has an option to extend the term of these leases for five successive periods of one year each with a 3.5% escalation clause upon each renewal.

Minimum lease payments are as follows:

Year ended August 31,
2012	$110,477

Joint Venture Agreements

On April 28, 2011, the Company entered into a joint venture agreement for the purpose of acquiring fifty percent (50%) ownership of certain intellectual property.  In exchange for the fifty percent ownership, the Company is obligated to provide funding to build a facility to process mineral tailing with production of 2,000 tons per year.  Each party of the joint venture shall share in the gross proceeds on a fifty/fifty basis; gross proceeds is total sales less amounts due tailing/ore provider and operating costs estimated at $2,000 per ton.

In conjunction with the Joint Venture Agreement, the Company issued an aggregate of 5,000,000 shares of its common stock to consultants for services rendered as compensation with a fair value of $100,000, which were recorded in the current period’s operations.  In addition, each member of the joint venture shall be entitled to one board seat on the other's board of directors.

Broken Hills, LLC.

The Company entered a mining agreement to supply ore for processing with Broken Hills, LLC.  The agreement stipulates the companies will split gross receipt revenues.  The Company will retain sixty percent (60%) of gross receipt revenue, while Broken Hills, LLC. will receive forty percent (40%) of gross receipt revenue for the initial twenty-thousand (20,000) tons of raw ore processed.  Once production has reached twenty-thousand tons of ore processed, the Companies will split gross receipt revenues in a manner of ninety-five percent (95%) for the Company and five percent (5%) to Broken Hills, LLC.

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of August 31, 2011.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011

NOTE 11 – INCOME TAXES

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes include, but not limited to, accounting for intangibles, debt discounts associated with convertible debt, equity based compensation and depreciation and amortization.

At August 31, 2011, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $285,000 which expires in the year 2030, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carryforwards may be significantly limited as to the amount of use in a particular years. Components of deferred tax assets as of August 31, 2011 are as follows. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At August 31, 2011, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring through 2030	$285,000

Deferred tax asset	99,750
Less valuation allowance	(99,750)
Balance	$—

Net operating loss carry forwards 2011 (estimated)	$285,000
Balance	$285,000

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of August 31, 2011, the Company has no unrecognized tax benefit from uncertain tax positions, including interest and penalties.

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

Statutory federal income tax rate	35.0%
State income taxes and other	0.0%

Effective tax rate	35.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011

Deferred Tax Asset (Liability):

Net operating loss carry forward	$99,750
Subtotal	99,750
Valuation allowance	(99,750)

Net Deferred Tax Asset (Liability)	$—

NOTE 12 – SUBSEQUENT EVENTS

On October 12, 2011 the Company issued a $15,000 secured promissory note. The promissory note bears an 8% per annum interest rate, due on demand and is secured by all the assets of the Company.

On October 17, 2011, the Company received $50,000 in proceeds for the sale of 20,000 shares of Series A Redeemable Convertible Preferred Stock

On November 9, 2011, the Company issued a $16,200 secured promissory note. The promissory note bears an 8% per annum interest rate, due on demand and is secured by all the assets of the Company.

On November 23, 2011, the Company issued, but held in escrow of 3,800,000 shares of its common stock pursuant to officer employment agreements as described in Note 10 above.  In addition, the Company issued 50,000 shares of its Series B, but held in escrow as officers’ compensation.