Form 10-Q
period 2011-11-30
ECO VENTURES GROUP, INC.
filed 2012-01-18
CIK 1354591

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-52445

ECO VENTURES GROUP, INC.
(Name of registrant as specified in its charter)

Nevada	33-1133537
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
7432 State Road 50, Suite 101 Groveland, FL
34736
(Address of principal executive offices)	(Zip Code)

(352) 557-4830
 (Registrant’s telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at January 18, 2012
Common Stock, $0.001 Par Value	78,445,539

 ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
 (a development stage company)
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – November 30, 2011 (Unaudited) and August 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations – Three Months Ended November 30, 2011; For the period from November 9, 2010 (date of inception) through November 30, 2010 and For the period from November 9, 2010 (date of inception) through November 30, 2011	4

	Unaudited Condensed Consolidated Statement of Equity (Deficit)- Three Months Ended November 30, 2011	5

	Unaudited Condensed Consolidated Statements of Cash Flows – Three Months Ended November 30, 2011; For the period from November 9, 2010 (date of inception) through November 30, 2010 and For the period from November 9, 2010 (date of inception) through November 30, 2011	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II	Other Information

Item 1	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Removed and Reserved	22

Item 5	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
( a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash	$3,783	$55,907
Deposits	10,000	10,000
Total current assets	13,783	65,907

Property, plant and equipment	765,526	729,396

Total assets	$779,309	$795,303

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$355,648	$148,983
Notes payable, related parties	345,717	265,474
Advances, related parties	113,109	48,604
Total current liabilities	814,474	463,061

Commitments and contingencies	-	-

Equity (Deficit):
Eco Ventures Group, Inc. Stockholders' Equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized
Series A cumulative convertible preferred stock, $0.001 par value; 4,000,000 shares designated, 75,000 shares issued and outstanding as of November 30, 2011 and August 31, 2011	75	75
Series B cumulative convertible preferred stock, $0.001 par value; 6,120,800 shares designated, 20,000 and Nil shares issued and outstanding as of November 30, 2011 and August 31, 2011, respectively	20	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 82,245,539 and 78,395,539 shares issued as of November 30, 2011 and August 31, 2011, respectively; 78,445,539 and 78,395,539 shares outstanding as of November 30, 2011 and August 31, 2011, respectively	82,245	78,395
Preferred stock subscription	100,000	100,000
Additional paid in capital	1,070,171	926,208
Deficit accumulated during development stage	(1,187,126)	(797,109)
Total Eco Ventures Group, Inc. Stockholders' Equity	65,385	307,569
Non controlling interest	(100,550)	24,673
Total equity (deficit)	(35,165)	332,242

Total liabilities and equity (deficit)	$779,309	$795,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
( a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

		For the period	For the period
		from date of inception	from date of inception
		(November 9, 2010)	(November 9, 2010)
	Three months ended	Through	Through
	November 30, 2011	November 30, 2010	November 30, 2011
Operating expenses:
Operation expenses	$64,344	$-	$120,367
Selling, general and administrative	445,192	-	1,275,786
Total operating expenses	509,536	-	$1,396,153

Net loss from operations	(509,536)	-	(1,396,153)

Other income (expense)
Gain on forgiveness of debt	-	-	261,793
Interest expense	(5,704)	-	(10,941)

Net loss before provision for income taxes	(515,240)	-	(1,145,301)

Income taxes	-	-	-

Net loss	(515,240)	-	(1,145,301)

Less: Net loss attributable to non controlling interest	125,223	-	288,875

NET LOSS ATTRIBUTABLE TO ECO VENTURES GROUP, INC. COMMON SHAREHOLDERS	$(390,017)	$-	$(856,426)

Net loss per common share, basic and fully diluted	$(0.00)	$-

Weighted average number of common shares, basic and fully diluted	78,691,693	9,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
( a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
THREE MONTHS ENDED NOVEMBER 30, 2011
(unaudited)

	ECO VENTURES GROUP, INC.
										Deficit
										Accumulated
	Preferred shares								Additional	During		Non	Total
	Series A preferred stock		Series B preferred stock		Common shares		Preferred shares subscribed		Paid in	Development		Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total	Interest	(Deficit)
Balance, September 1, 2011	75,000	$75	-	$-	78,395,539	$78,395	40,000	$100,000	$926,208	$(797,109)	$307,569	$24,673	$332,242
Sale of Series B preferred stock in October 2011 at $2.50 per share	-	-	20,000	20	-	-	-	-	49,980	-	50,000	-	50,000
Common stock issued in November 2011 held in escrow	-	-	-	-	3,800,000	3,800	-	-	(3,800)	-	-	-	-
Common stock issued in November 2011 for officer compensation at $0.09 per share	-	-	-	-	50,000	50	-	-	4,450	-	4,500	-	4,500
Stock based compensation	-	-	-	-	-	-	-	-	93,333	-	93,333	-	93,333
Net loss	-	-	-	-	-	-	-	-	-	(390,017)	(390,017)	(125,223)	(515,240)
Balance, November 30, 2011	75,000	$75	20,000	$20	82,245,539	$82,245	40,000	$100,000	$1,070,171	$(1,187,126)	$65,385	$(100,550)	$(35,165)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
( a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

		For the period	For the period
		from date of inception	from date of inception
		(November 9, 2010)	(November 9, 2010)
	Three months ended	Through	Through
	November 30, 2011	November 30, 2010	November 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(515,240)	$-	$(1,145,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	97,833	-	443,250
Gain on forgiveness of debt	-	-	(261,793)
Operating expenses paid by related parties on behalf of the Company in exchange for notes payable	12,642	-	278,116
Expenses paid by related parties	39,340	-	39,340
Changes in operating assets and liabilities:
Deposits	-	-	(10,000)
Accounts payable and accrued expenses	206,666	-	356,578
Net cash used in operating activities	(158,759)	-	(299,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(36,130)	-	(205,526)
Net cash used in investing activities	(36,130)	-	(205,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Series A preferred stock	-	-	250,000
Proceeds from the sale of Series B preferred stock	50,000	-	50,000
Proceeds from advances, related parties	25,165	-	73,769
Proceeds from related party notes payable	67,600	-	67,600
Contributed capital by majority owned subsidiary	-	250	67,750
Net cash provided by financing activities	142,765	250	509,119

Net (decrease) increase in cash and cash equivalents	(52,124)	250	3,783

Cash and cash equivalents at beginning of period	55,907	-	-
Cash and cash equivalents at end of period	$3,783	$250	$3,783

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for taxes	$-	$-	$-

Non cash investing and financing activities:
Property, plant and equipment acquired by certain investors as capital contribution	$-	$-	$560,000
Notes payable issued in exchange for expenses paid by related parties	$12,642	$-	$278,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The accompanying unaudited condensed consolidated financial statements of Eco Ventures Group, Inc., (the “Company”), have been prepared in accordance with the rules and regulations (S-X) of the Securities and Exchange Commission (the "SEC") and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three month period ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the August 31, 2011 consolidated  financial statements and footnotes thereto included in the Company's SEC Form 10-K filed on December 2, 2011.

Basis and business presentation

Eco Ventures Group, Inc. (“EVG” or the “Registrant”), a public traded and holding company of our planned expanding lines of business, formerly known as Modern Renewable Technologies, Inc., was incorporated under the laws of the State of Nevada in April 2002.  In connection with the consummation of the reverse merger transaction on June 1, 2011 with Eco Ventures Group, Inc., a Florida corporation (“Eco Ventures – Florida”) formed on November 9, 2010 (date of inception), the accounting acquirer (see below), EVG changed its name to Eco Ventures Group, Inc., a Nevada corporation.  The historical financial statements are those of Eco Ventures – Florida, the accounting acquirer, immediately following the consummation of the reverse merger.  All references that refer to (the “Company” or “Eco Ventures Group” or "EVG" or “we” or “us” or “our”) are to Eco Ventures Group, Inc., the Registrant and its wholly and or majority owned subsidiaries unless otherwise differentiated, Eco Ventures Group, Inc., a Florida formed corporation.  We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and specialize in the planned extraction of precious metals from ore bodies and reclaimed mine tailings and also will focus on the production of advanced biodiesel from recovered cooking oils and oil rich plants. We have not generated any revenues to date, have incurred expenses and has sustained losses since November 9, 2010 (date of inception).  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from November 9, 2010 (date of inception) through November 30, 2011, we have accumulated a deficit through its development stage of $1,187,126.

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Eco Ventures - Florida.  All significant intercompany balances and transactions have been eliminated in consolidation.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011

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

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years.  As of November 30, 2011, all acquired property and equipment has yet to be placed in service, therefore no depreciation was recorded for the period from November 9, 2010 (date of inception) through November 30, 2011.

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  The Company excluded 113,400 shares of common stock equivalents that would be issuable upon conversion of the Series A and Series B preferred stock from the shares used to calculate diluted loss per share as their inclusion would be anti-dilutive or reduce net loss per share for the three months period ended September 30, 2011.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values.

As of November 30, 2011, the Company did not have any issued or outstanding stock options.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses for the period from November 9, 2010 (date of inception) through November 30, 2011.

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

Reclassification

Certain reclassifications have been made to prior periods' data to conform to the current period's presentation.  These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements from November 9, 2010 (date of inception) through November 30, 2011, the Company incurred deficit accumulated during development stage of $1,187,126,  used $158,759 in cash for operating activities and had a negative working capital (current liabilities exceeded current assets) of $800,691 as of November 30, 2011. In addition, the Company is in a development stage, has yet commercialized its planned business and has not generated any revenues since inception.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The accompanying unaudited condensed consolidated statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of November 30, 2011 and August 31, 2011 are comprised of the following:

	November 30, 2011 (unaudited)	August 31, 2011
Office furniture and fixtures	$1,654	$542
Equipment	149,214	149,214
Leasehold improvements	19,640	19,640
Construction in process	595,018	560,000
Total property, plant and equipment	$765,526	$729,396

As of  November 30, 2011, the Company is currently in the assembly and testing mode, not in operations.  Therefore no depreciation was recorded for the period from November 9, 2010 (date of inception) through November 30, 2011.

During the period from November 9, 2010 (date of inception) through November 30, 2011, the Company received property and equipment from three investors at a fair value of $560,000. The transaction was recorded as a capital contribution.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of November 30, 2011 and August 31, 2011 are comprised of the following:

	November 30, 2011 (unaudited)	August 31, 2011
Accounts payable	$168,325	$39,921
Accrued interest	10,941	5,236
Accrued compensation	176,382	103,826
Total accounts payable and accrued liabilities	$355,648	$148,983

NOTE 5 – NOTES PAYABLE, RELATED PARTIES

Notes payable as of November 30, 2011 and August 31, 2011 are comprised of the following:

	November 30, 2011 (unaudited)	August 31, 2011
Notes payable, 8% per annum, due on demand, unsecured, in default	$265,474	$265,474
Note payable, 8% per annum, due on demand, unsecured	80,243	-
Total	$345,717	$265,474

From November 9, 2010 (date of inception) through August 31, 2011, the Company issued two notes in the aggregate of $265,474 in exchange for operating expenses paid on behalf of the Company by two shareholders of its majority owned subsidiary.  The notes bear an 8% per annum interest rate, unsecured and are due on demand.

During the three months ended November 30, 2011, the Company issued a note in amount of $80,243 in exchange for operating funds provided by a shareholder of its majority owned subsidiary.  The note bears an 8% per annum interest rate, unsecured and are due on demand.

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

Series A Cumulative Convertible Preferred Stock ("Series A")

In August, 2011, the Company designated 4,000,000 shares of authorized preferred stock as Series A Redeemable Convertible Preferred stock ("Series A"). As of November 30, 2011, there were 75,000 shares of Series A issued and outstanding.

As per the subscription agreement for 75,000 preferred stock Series A issued, each Series A shares will be converted into one share of the Company and one share of Raptor Technology Group, Inc.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011

Series B  Cumulative Convertible Preferred Stock ("Series B")

In September 2011, the Company designated 6,120,800 shares as Series B Cumulative Convertible Preferred stock.  As of November 30, 2011, there were 20,000 shares of Series B issued and outstanding.

During the three months ended November 30, 2011, the Company issued 20,000 shares of its Series B Redeemable Convertible Preferred stock in exchange for proceeds of $50,000.

Subsequent to one (1) year from the date of issuance, each share of Series B Preferred Stock shall be convertible at the option of the holder thereof (except as prohibited by law), in full or in part,  into one point nine two (1.92) shares of fully paid and non assessable shares of common stock of the Company provided.

Common stock

The Company is authorized to issue 750,000,000 shares of $0.001 par value common stock as of November 30, 2011.  As of November 30, 2011, 82,245,539 shares of the Company's common stock were issued and 78,445,539 shares of the Company's common stock was outstanding.

On November 23, 2011, the Company issued, but held in escrow,  3,800,000 shares of its common stock pursuant to officer's employment agreements.

On November 23, 2011, the Company issued 50,000 shares of its common stock in exchange for officer's compensation with a fair value of $4,500.

NOTE 7 - STOCK OPTIONS

On July 26, 2011, the 2011 Incentive Stock Option Plan (the “2011 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company was approved by the Board of Directors and  reserved 10.0 million shares of the Company’s common stock for the 2011 Plan

As of November 30, 2011, the Company has not granted any stock options under the 2011 Plan.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s current officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were $113,109 and $48,604 advances due at November 30, 2011 and August 31, 2011, respectively.

As described in Note 5, above, from November 9, 2010 (date of inception) through November 30, 2011, the Company issued two notes in the aggregate of $265,474 in exchange for operating expenses paid on behalf of the Company and  a note in the amount of $80,243 for working capital purposes by the non-controlling interest shareholders of Eco Ventures – Florida.  The notes bear an 8% per annum interest rate, unsecured and are due on demand.

NOTE 9 - NON CONTROLLING INTEREST

The remaining 30% ownership of Eco Ventures – Florida is recorded as Non Controlling interest in the consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2011

A reconciliation of the non controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended November 30, 2011:

Net loss	$417,407
Average Non-controlling interest percentage	30.0%
Net loss attributable to the non-controlling interest	$125,223

The following table summarizes the changes in Non Controlling Interest from November 9, 2010 (date of inception) through November 30, 2011:

Balance, November 9, 2010 (date of inception)	$-
Non controlling interest portion of contributed capital	188,325
Net loss attributable to the non-controlling interest	(163,652)
Balance, August 31, 2011	24,673
Net loss attributable to the non-controlling interest	(125,223)
Balance, November 30, 2011	$(100,550)

NOTE 10 - SUBSEQUENT EVENTS

The Company announced on December 12, 2011 that the Company has entered into a Mineral Exploitation Agreement with DRR Partners, LLC to process 1,100 tons of highly concentrated ore.  This complex black ore being delivered by DRR is currently being tested and evaluated for its precious metal content.  Per the agreement, the Company will pay DRR a percentage of gross sales on a sliding scale ranging from 10% if the precious metal content is less than $75,000 per ton, up to 40% if the precious metal content is greater than $250,000 per ton.  The Company has no obligation to continue in the agreement if the precious metal content is less than $50,000 per ton.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2012 Fiscal Year. The discussion also summarizes the results of our operations for the three month periods ended November 30, 2011 and the period from November 9, 2010 (date of inception) through November 30, 2010.

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

 For the period from November 9, 2010 (date of inception) through November 30, 2011, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.   Our plan of operation for fiscal 2012 is to continue seeking funding for our operations and expansion of our precious metals extraction and biofuel operations, complete all necessary permitting requirements, and seek further acquisitions of ore and mine tailings.

Plan of Operations

We are presently in the exploration and development stage of our planned business and have not earned any revenues for the period from November 9, 2010 (date of inception) through November 30, 2011.

Recent Activities:
On September 8, 2011, the Company completed construction of its precious metal extraction plant.  Phase I of this project gives EVGI the ability to process 5,000 tons of concentrated ore per year.  The Company eventually plans to bring the facility online to its maximum capacity of 10,000 tons of concentrated ore per year.   This new facility was manufactured in conjunction with our partner in the project, Raptor Technology Group, Inc. Utilizing its proprietary processing method the facility will extract Gold, Platinum, Palladium and other precious metals from concentrated ore bodies.  Using our pre-concentration system, processing 5,000 tons of concentrated ore is equivalent up to processing approximately 50,000 or more tons of raw ore per year depending upon the ore’s chemical characteristics.

On October 19, 2011, the Company signed a Mineral Exploitation Agreement with Broken Hills, LLC to recover the precious metals from certain mine claims in Nevada. The ore containing the precious metals will be concentrated on location using EVGI’s proprietary technology and then shipped to EVGI’s precious metal extraction facility in Groveland, Florida.  Based on land surveys, exploratory drilling and independent assays, the ore from the claims contain significant quantities of Gold, Platinum and Palladium.

We announced on December 12, 2011 that the Company has entered into a Mineral Exploitation Agreement with DRR Partners, LLC to process 1,100 tons of highly concentrated ore.  This complex black ore being delivered by DRR is currently being tested and evaluated for its precious metal content.  Per the agreement, we will pay DRR a percentage of gross sales on a sliding scale ranging from 10% if the precious metal content is less than $75,000 per ton, up to 40% if the precious metal content is greater than $250,000 per ton.  The Company has no obligation to continue in the agreement if the precious metal content is less than $50,000 per ton.

Results of Operations

For the three months ended November 30, 2011 as compared to the period from November 9, 2010 (date of inception) through November 30, 2010

For the three months ended November 30, 2011 we incurred a net loss of $390,017 attributable to Eco Ventures Group, Inc. common shareholders as compared to Nil for the period from November 9, 2010 (date of inception) through November 30,  2010.

Operating expenses

For the three months ended November 30, 2011 we incurred $64,344 in operating expenses as compared to Nil for the period from November 9, 2010 (date of inception) through November 30,  2010. Operating expenses were comprised primarily of the rental space and related costs for our production facility.

Selling, general and administrative

For the three months ended November 30, 2011, total selling, general and administrative costs were $445,192 as compared to Nil for the period from November 9, 2010 (date of inception)  through November 30, 2010. Selling, general and administrative costs were primarily comprised of costs associated with starting operations  and related salaries, overhead and travel expenses.  As part of our selling, general and administrative expenses, we incurred stock based compensation (non cash) of $97,833 for services rendered as compensation.

Interest expense

For the three months ended November 30, 2011, we incurred $5,704 in interest expense on demand notes issued in settlement of expenses paid on the Company's behalf and working capital provided. For the period from November 9, 2010 (date of inception) through November 30, 2010, we did not incur interest expense.

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

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Since our inception on November 9, 2010, we have not generated revenue and have incurred net loss. We have a working capital deficit of $800,691 at November 30, 2011, incurred net loss attributable to Eco Ventures Group of $390,017 for the three months ended November 31, 2011, and have a deficit accumulated during the development stage of $1,187,126 for the period from November 9, 2010 (date of inception) through November 30, 2011. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from related parties, and equity financing to fund our operations. These conditions as indicated in the report of our Independent Registered Public Accounting Firm dated December 1, 2011 on our consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2011, which included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

We currently have $3,783 cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to further develop and expand our precious metals extraction operations. Our significant capital requirements for the foreseeable future include development and operational costs,   and our corporate overhead expenses.

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

 As of November 30, 2011, we had cash of $3,783, and other current assets of $10,000 and current liabilities of $814,474 resulting a negative working capital  of ($800,691). We used cash and cash equivalents of $158,759 in operating activities for the three month period ended November 30, 2011 primarily from our net loss of $515,240, offset by stock based compensation of $97,833 operating expenses paid by related parties on behalf of the Company in exchange for notes payable of $12,642 and expenses paid by related parties of $39,340.  In addition, net change in operating assets and liabilities were comprised of an increase in accounts payable and accrued expenses of $206,666.

We used $36,130 in investing activities for the three month period ended November 30, 2011 consisting of property, plant and equipment acquisitions. Cash flows from financing activities of $142,765 consisted of $25,165 from advances made by related parties and officers, sale of our Series B preferred stock of $50,000 and issuance of related party notes payable of $67,600 for operating funds provided.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity, has not established any sources of revenue to cover its operating expenses from November 9, 2010 (date of inception) through November 30, 2011.  In addition, the Company has incurred deficit accumulated during development stage of $1,187,126, used $299,810 in cash for operating activities since inception and had a negative working capital (current liabilities exceeded current assets) of $800,691 as of November 30, 2011. The Company will engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. A summary of the critical accounting policies and the judgments that we make in the application of those policies is presented in Note 1 to our unaudited condensed consolidated financial statements.

Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and the application of accounting estimates, some of which require management to make significant assumptions. Actual results could differ materially from the estimated amounts. The following accounting policy is critical to understanding and evaluating our reported financial results:

Development Stage Company

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.

Going Concern

The unaudited condensed consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Eco Ventures - Florida.  All significant intercompany balances and transactions have been eliminated in consolidation.

The remaining 30% ownership of Eco Ventures – Florida as of November 30, 2011 is recorded as non-controlling interest in the consolidated financial statements.

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

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's unaudited condensed consolidated financial position, results of operations or cash flows.

Inflation

We believe that inflation has not had, and is not expected to have, a material effect on our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2011, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2011 as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2011. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2011. Our Chief Executive Officer and President/Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements for the three month period ended November 30, 2011 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited condensed consolidated financial statements for the three month period ended November 30, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.
Legal Proceedings.

None.

Item 1A.
Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Removed and Reserved.

Item 5.
Other Information.

None.

Item 6.
Exhibits.
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
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO VENTURES GROUP, INC.

Date: January 18, 2012	By:	/s/ RANDALL LANHAM
Randall Lanham
Chief Executive Officer (Principal Executive Officer)

Date: January 18, 2012	By:	/s/ PAUL SMITH
Paul Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)