Form 10-K/A
period 2011-08-31
ECO VENTURES GROUP, INC.
filed 2012-04-05
CIK 1354591

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE:  The purpose of this Amendment is to clarify the business operations of the Company, provide additional disclosure as to current and future business plans,  and to provide additional disclosure with respect to Executive Compensation and Related Party Transactions.

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

PART I

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” or management projections of future events.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements, Such risks include, but are not liminted to: the ability of our Company to obtain necessary financing; the prices of gold, silver and other commodities; currency fluctuations; metallurgical assumptions; operating performance of equipment, processes and facilities; labor relations; timing of receipt of necessary govermental permits or approvals; domestic laws or regulations, particularly relating to the enviornment and mining; domestic and international economic and political conditions; and other risks and hazards associated with mining operations. More detailed information regarding these factors is included in Item. 1, Business, Item 1A, Risk Factors, and elsewhere throughout this report. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

All subsequent written and oral forward-looking statements attributable to our Company or to persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. EVG disclaims any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.  These would include:

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

Extracting Metals (Hydrometallurgy)

Hydrometallurgy involves the use of aqueous solutions to extract metals or compounds from their ores, or from mineralized waste materials from mines.  Some hydrometallurgical processes include leaching, precipitation of insoluble compounds, or pressure reduction.  Biohydrometallurgy is a  sub topic of hydrometallurgy; this uses microbes to extract metals or metal compounds from the raw ore.

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

OUR BUSINESS GROUPS

Our business operations have been internally divided into two working groups, neither of which are independent legal entities.  To date, we have not generated any revenues from either business group.

ECO MINERALS RECOVERY GROUP

Eco Minerals Recovery Group (EMRG) is our operating group which utilizes its proprietary technology for the extraction of precious metals from ore bodies and reclaimed mine tailings (mineralized waste materials).  Our process isolates and recovers precious minerals like gold, silver, platinum, palladium and rare earth oxides.   It is the company’s intent to generate operating revenues by selling these recovered precious minerals to third parties.

Our extraction process is currently accomplished without the use of traditional mineral leaching agents like arsenic and cyanide – highly toxic substances that pollute rivers and aquifers. EVG has recently acquired the right to process more than 12 million tons of ore and mineralized waste materials from a Nevada based mineral operation, Broken Hills, LLC.  The site’s surface ore deposit and mineralized waste materials covers 300 acres, and runs to a depth of 25 feet.  EVG, through its agreement with Broken Hills LLC, has the option rights to an additional 8,000 acres of similar ore body, adjacent to this initial Nevada claim(s), which is also owned by Broken Hills, LLC.  INX Laboratories, Inc., an independent assay and testing facility in Groveland, Florida, has tested a random sample of 20 tons of ore concentrate with preliminary results yielding high levels of target metals.   EVG  is not a mining company, it does not own any of the mining property, nor does EVG own any ore reserves or any mineralized waste materials.  Through our joint venture with Broken Hills, LLC, a non-affiliated mining company, we have the right to process their ore and mineralized waste materials in exchange for a share of profits.

How Our Process Works

Commercial mining operations typically use a “heap leach” mineral recovery process – a very basic technology that usually recovers approximately 30% of the available ore in the mineralized waste materials.  The company’s utilization of proprietary technologies related to the mineral extraction through its joint venture with Raptor Technologies is designed to recover more precious metals and rare earth oxides than the traditional “heap leach” process without using toxic chemicals. This proprietary technology draws upon the hydrometallurgical and chemical backgrounds provided by the Company’s joint venture partner.  The extraction method consists of the application of the proprietary amounts of acids and other chemicals at the appropriate temperatures, and at the appropriate time during the extraction process to achieve metal recovery.  This technology was developed to allow for a relatively straightforward approach to the leaching of the contained metals from the various mineralized waste materials.

The company believes that a range of potentially proprietary (patentable) technology could be developed as a result of both the demonstration plant work and downstream advanced separation techniques that are applied to the precious metal recovery scenario.  The company intends to evaluate its ability to proceed with proprietary protection and a near-term/long-term patent strategy.  Part of the mission of this joint venture is to market and scale these technologies as alternative mineral leaching ventures.   In order to accomplish this expansion of our business operations, the company will need to provide financing for the capital-intensive equipment expenses needed to develop these ventures at scale, and help to prove the project’s financial feasibility.  These capital resources are currently not available to the company.

The Company’s agreement with Broken Hills, LLC to process the mineralized waste materials owned by Broken Hills stipulates the Companies will split gross receipt revenues.  EVG will retain sixty percent (60%) of gross receipt revenue, while Broken Hills, LLC. will receive forty percent (40%) of gross receipt revenue for the initial twenty-thousand (20,000) tons of mineralized waste materials processed.  Once production has reached twenty-thousand tons of mineralized waste materials processed, the Companies will split gross receipt revenues in a manner of ninety-five percent (95%) for EVG, five percent (5%) to Broken Hills, LLC.

ECO ENERGY GROUP

Eco Energy Group (EEG) is a business group of EVG which is dedicated to the cost-effective production of biodiesel from multiple low-cost feedstocks by using bio refinery technologies.  EEG is near completion of its initial 3.6 million gallon facility in Groveland, FL, which processes biofuels from oil-rich plants and recovered cooking oils. EVG’s batch reactor will initially run on recycled cooking oils as a feedstock, termed “yellow grease.”   The Company will seek to secure reliable and cost-effective supplies of this feedstock.  EVG will need to obtain additional financing in order to complete this facility and make it operational.  Future plans include adding a $4M Advanced Biofuel Reactor facility that will produce 3 million gallons per year of biodiesel annually.   The company expects to generate revenue by selling its biofuels at or near spot market prices.

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

2011 Incentive Stock Option Plan

On July 26, 2011, the Board of Directors approved the 2011 Incentive Stock Option Plan (the “2011 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company. The 2011 Plan provides that awards may be granted for up to 10,000,000 shares of the Company’s common share (subject to adjustment in case of a subdivision of our outstanding shares of Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock).  The purpose of the 2011 Plan is (i) to further our growth by allowing us to compensate employees and Directors who have provided bona fide services to our company through the award of shares of our Common Stock, and (ii) attract, motivate, retain and reward quality employees and directors to acquire or increase a proprietary interest in our company.  The 2011 Plan is administered by a committee consisting of at least two persons to be appointed by the Board of Directors, or in the absence of such a committee, the Plan is to be administered by the Board of Directors. Our Board of Directors appointed Paul Smith, our President and CFO, to the committee. Any of our employees or directors are eligible to receive awards under the Plan. We intend to register with the Securities and Exchange Commission the common shares issuable under the 2011 Incentive Stocck Option Plan.

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

From November 9, 2010 through August 31, 2011, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.   Our plan of operation for fiscal 2012 is to continue seeking funding for our operations and expansion of our precious metals extraction and biofuel operations, complete all necessary permitting requirements, and seek further acquisitions of mineralized waste materials for our extraction operations.

Plan of Operations

We are presently in the development stage of our business operations and have not earned any revenues for the period from November 9, 2010 (date of inception) through August 31, 2011.  The Company will need to obtain additional financing during our current fiscal year ending August 31, 2012 in order to generate revenues.

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

Identify Directors and Executive Officers

The directors named below were elected for one-year terms. Officers hold their positions at the discretion of the Board of Directors in accordance with the terms of their employment agreements.

The names, addresses and ages of each of our directors and executive officers and the positions and offices held by them, which director positions are for a period of one year, are:

Name and Address	Age	First Became Officer and/or Director	Position(s)

Randall Lanham 7432 State Hwy. 50 Suite 100 Groveland, FL 34736	47	July 1, 2011	Director and CEO

Paul Smith 7432 State Hwy. 50 Suite 100 Groveland, FL 34736	53	July 1, 2011	Director, President and CFO

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

Mr. Lanham has been engaged in the private practice of law in his own firm since 1996.  Randall Lanham is a California-licensed attorney with experience in securities law and corporate finances. Mr. Lanham has experience in both domestic and international corporate legal matters, with demonstrated effectiveness in corporate reorganizations and business operations. Mr. Lanham's business experience coupled with solid legal background in corporate and civil law positions him perfectly for his work at the helm of EVG, where his goals are to control costs, establishing customer and vendor relations, and increase internal productivity directly generating improved bottom-line profitability.

Mr. Lanham has been engaged in the private practice of law in his own firm since 1996, served as Vice President and General Counsel of  Activate Corporation  during 1995-1996, and was an Attorney with  Leonard, Ralston, Stanton and Danks from 1992-1993.    Mr. Lanham is also on the board of independent directors of Nymox Pharmaceutical Corporation based out of Montreal, Canada.  NASDAQ: NYMX

Education and Associations

● J.D. Whittier College School of Law – 1991

● B.S. Criminal Justice/Political Sci., U. of Delaware - 1987

● State Bar of California - 1993
 is also on the board of independent directors of Nymox Pharmaceutical Corporation based out of Montreal, Canada.  NASDAQ: NYMX

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

Randall Lanham, Chief Executive Officer
    Paul Smith, President

Summary Compensation Table

The following table summarizes all compensation recorded by us in the period November 9, 2010 (date of inception) through August 31, 2011 for our named executive officers. No compensation was recoreded for the fiscal year eneded August 31, 2010.

Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All other
and				Stock	Option	Plan	Compensation	Compen-
Principal		Salary	Bonus	Awards	Awards	Compen-	Earnings	sation	Total
Position	Year	($)	($)	($)	($)	sation	($)	($)	($)
Randall Lanham	2011	$25,000	—	$122,709	—	—	—	—	$147,709
CEO

Paul Smith	2011	$25,000	—	$122,709	—	—	—	—	$147,709
President and CFO

(1)
Representing a total of 1,900,000 as Founder’s Shares valued at $.02 per Share,  and a total of 105,556 Shares for the Months of July and August, 2011 2011 (52,778 per month for each Officer), awarded at a value of $0.8025 as set forth in their Employment Agreements.  These Shares are all restricted in accordance with the requirements of Rule 144 under the Securities Act of 1933, as amended.

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

Retirement Plans and Benefits.

None.

Director Compensation

The following table summaries all director compensation for our Executive officers in the most recent fiscal year ended August 31, 2011 and the previous fiscal year ended August 31, 2010.   No compensation was paid in either fiscal year due to lack of operating funds.  There are no other standard compensation arrangements in place and all directors are treated equally with respect to any compensation.

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

We have borrowed funds (See Note 8 to the Consolidated Financial Statements), from related parties.  In connection with the borrowings, we have executed unsecured promissory notes (“Notes”) to related parties which are due on demand and carry interest rate of 8% per annum. These Notes are in the amounts of $132,737.22 payable to Evanstowne International, Ltd., and $132,737.22 payable to International Resource Holdings, Inc.  The Notes also provide that we pay collection costs and attorney fees if the Notes are not paid when due.

In addition, our Chief Executive Officer, President/Chief Financial Officer and a principal shareholder have advanced funds to the Company for travel and working capital purposes.  There are no formal repayment terms or arrangements for these advances and are due on demand.  Randall Lanham has advanced a total of $16,191, Paul Smith has advanced a total of  $300.00, and Evanstowne International Ltd. Has advanced a total of $32,113.

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
Paul Smith
President, Chief Financial Officer & Principal Accounting Officer

March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2012.

Signature	Title

/s/ Randall Lanham	Chief Executive Officer and Director
R Randall Lanham	(Principal Executive Officer)

/s/ Paul Smith	President, Chief Financial Officer (Principal Accounting
Paul Smith	Officer) and Director

EXHIBIT INDEX

Exhibit
31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer*

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer*

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer,*

32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer*

101.ins	XBRL Instance*
101.sch	XBRL Schema*
101.cal	XBRL Calculation*
101.def	XBRL Definition*
101.lab	XBRL Label*
101.pre	XBRL Presentation*

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