Form 10-Q
period 2012-02-29
ECO VENTURES GROUP, INC.
filed 2012-04-23
CIK 1354591

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 20, 2012
Common Stock, $0.001 Par Value	86,223,648

 ECO VENTURES GROUP, INC.
 (a development stage company)
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – February 29, 2012 (Unaudited) and August 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations – Three and Six Months Ended February 29, 2012; Three Months and the Period from November 9, 2010 (date of inception) through February 28, 2011 and for the period from November 9, 2010 (date of inception) through February 29, 2012	4

	Unaudited Condensed Consolidated Statement of Equity (Deficit)- Six Months Ended February 29, 2012	5

	Unaudited Condensed Consolidated Statements of Cash Flows – Six Months Ended February 29, 2012; For the period from November 9, 2010 (date of inception) through February 28, 2011 and For the period from November 9, 2010 (date of inception) through February 29, 2012	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II	Other Information

Item 1	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Removed and Reserved	26

Item 5	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
( a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29,	August 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$143	$55,907
Deposits	10,000	10,000
Total current assets	10,143	65,907

Property, plant and equipment	766,367	729,396

Total assets	$776,510	$795,303

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$491,504	$148,983
Notes payable, related parties	212,979	265,474
Advances, related parties	301,595	48,604
Total current liabilities	1,006,078	463,061

Commitments and contingencies	-	-

(Deficit) Equity:
Eco Ventures Group, Inc. Stockholders (Deficit) Equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized
Series A cumulative convertible preferred stock, $0.001 par value; 4,000,000 shares designated, 75,000 shares issued and outstanding as of February 29, 2012 and August 31, 2011	75	75
Series B cumulative convertible preferred stock, $0.001 par value; 6,120,800 shares designated, 20,000 and Nil shares issued and outstanding as of February 29, 2012 and August 31, 2011, respectively	20	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 85,563,964 and 78,395,539 shares issued as of February 29, 2012 and August 31, 2011, respectively; 81,763,964 and 78,395,539 outstanding as of February 29, 2012 and August 31, 2011, respectively	85,563	78,395
Preferred stock subscription	100,000	100,000
Additional paid in capital	1,223,009	926,208
Deficit accumulated during development stage	(1,439,543)	(797,109)
Total Eco Ventures Group, Inc. Stockholders' (Deficit) Equity	(30,876)	307,569
Non controlling interest	(198,692)	24,673
Total (deficit) equity	(229,568)	332,242

Total liabilities and (deficit) equity	$776,510	$795,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
( a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

				For the period	For the period
				from date of inception	from date of inception
				(November 9, 2010)	(November 9, 2010)
	Three months ended	Three months ended	Six months ended	Through	Through
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011	February 29, 2012
Operating expenses:
Operation expenses	$47,782	$-	$112,126	$-	$168,149
Selling, general and administrative	297,327	-	742,519	-	1,573,114
Total operating expenses	345,109	-	854,645	-	1,741,263

Loss from operations	(345,109)	-	(854,645)	-	(1,741,263)

Other income (expense)
Gain on forgiveness of debt	-	-	-	-	261,793
Interest expense	(5,450)	-	(11,154)	-	(16,391)

Loss before provision for income taxes	(350,559)	-	(865,799)	-	(1,495,861)

Income taxes	-	-	-	-	-

Net loss	(350,559)	-	(865,799)	-	(1,495,861)

Less: Net loss attributable to non controlling interest	98,142	-	223,365	-	387,017

NET LOSS ATTRIBUTABLE TO ECO VENTURES GROUP, INC. COMMON SHAREHOLDERS	$(252,417)	$-	$(642,434)	$-	$(1,108,844)

Net loss per common share, basic and fully diluted	$(0.00)	$-	$(0.01)	$-

Weighted average number of common shares, basic and fully diluted	82,713,093	9,239	80,702,393	9,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
( a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT)
SIX MONTHS ENDED FEBRUARY 29, 2012
(unaudited)

										Deficit
										Accumulated
	Preferred shares								Additional	During		Non
	Series A preferred stock		Series B preferred stock		Common shares		Preferred shares subscribed		Paid in	Development		Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total	Interest	Equity (Deficit)
Balance, September 1, 2011	75,000	$75	-	$-	78,395,539	$78,395	40,000	$100,000	$926,208	$(797,109)	$307,569	$24,673	$332,242
Sale of Series B preferred stock in October 2011 at $2.50 per share	-	-	20,000	20	-	-	-	-	49,980	-	50,000	-	50,000
Common stock issued in November 2011 held in escrow at par value	-	-	-	-	3,800,000	3,800	-	-	(3,800)	-	-	-	-
Common stock issued in November 2011 for officer compensation at $0.09 per share	-	-	-	-	50,000	50	-	-	4,450	-	4,500	-	4,500
Common stock issued in January 2012 in settlement of notes payable at $0.04 per share	-	-	-	-	800,000	800	-	-	31,200	-	32,000	-	32,000
Common stock issued in February 2012 in settlement of notes payable at $0.04 per share	-	-	-	-	2,518,425	2,518	-	-	98,219	-	100,737	-	100,737
Stock based compensation	-	-	-	-	-	-	-	-	116,752	-	116,752	-	116,752
Net loss	-	-	-	-	-	-	-		-	(642,434)	(642,434)	(223,365)	(865,799)
Balance, February 29, 2012	75,000	$75	20,000	$20	85,563,964	$85,563	40,000	$100,000	$1,223,009	$(1,439,543)	$(30,876)	$(198,692)	$(229,568)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
( a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

		For the period	For the period
		from date of inception	from date of inception
		(November 9, 2010)	(November 9, 2010)
	Six months ended	Through	Through
	February 29, 2011	February 28, 2011	February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(865,799)	$-	$(1,495,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	121,251	-	466,668
Gain on forgiveness of debt	-	-	(261,793)
Operating expenses paid by related parties on behalf of the Company in exchange for notes payable	12,642	-	278,116
Expenses paid by related parties	39,340	-	39,340
Changes in operating assets and liabilities:
Deposits	-	-	(10,000)
Accounts payable and accrued expenses	342,522	-	492,434
Net cash used in operating activities	(350,044)	-	(491,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(36,971)	-	(206,367)
Net cash used in investing activities	(36,971)	-	(206,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of Series A preferred stock	-	-	250,000
Proceeds from the sale of Series B preferred stock	50,000	-	50,000
Proceeds from advances, related parties	213,651	-	262,255
Proceeds from related party notes payable	67,600	-	67,600
Contributed capital by majority owned subsidiary	-	250	67,750
Net cash provided by financing activities	331,251	250	697,605

Net (decrease) increase in cash and cash equivalents	(55,764)	250	143

Cash and cash equivalents at beginning of period	55,907	-	-
Cash and cash equivalents at end of period	$143	$250	$143

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest	$-	$-	$-
Cash paid during period for income taxes	$-	$-	$-

Non cash investing and financing activities:
Property, plant and equipment acquired by certain investors as capital contribution	$-	$-	$560,000
Common stock issued in settlement of notes payable	$132,738	$-	$132,738
Notes payable issued in exchange for expenses paid by related parties	$12,642	$-	$278,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the six month period ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the August 31, 2011 consolidated  financial statements and footnotes thereto included in the Company's SEC Form 10-K filed on December 2, 2011.

Basis and business presentation

Eco Ventures Group, Inc. (“EVG” or the “Registrant”), a public traded and holding company of our planned expanding lines of business, formerly known as Modern Renewable Technologies, Inc., was incorporated under the laws of the State of Nevada in April 2002.  In connection with the consummation of the reverse merger transaction on June 1, 2011 with Eco Ventures Group, Inc., a Florida corporation (“Eco Ventures – Florida”) formed on November 9, 2010 (date of inception), the accounting acquirer (see below), EVG changed its name to Eco Ventures Group, Inc., a Nevada corporation.  The historical financial statements are those of Eco Ventures – Florida, the accounting acquirer, immediately following the consummation of the reverse merger.  All references that refer to (the “Company” or “Eco Ventures Group” or "EVG" or “we” or “us” or “our”) are to Eco Ventures Group, Inc., the Registrant and its wholly and or majority owned subsidiaries unless otherwise differentiated, Eco Ventures Group, Inc., a Florida formed corporation.  We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and specialize in the planned extraction of precious metals from ore bodies and reclaimed mine tailings and also will focus on the production of advanced biodiesel from recovered cooking oils and oil rich plants. We have not generated any revenues to date, have incurred expenses and has sustained losses since November 9, 2010 (date of inception).  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from November 9, 2010 (date of inception) through February 29, 2012, we have accumulated a deficit through its development stage of $1,439,543.

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
FEBRUARY 29, 2012

Reverse Merger and Corporate Restructure

On May 27, 2011, the Registrant entered into a material definitive agreement for the acquisition of 70% of the capital stock of Eco Ventures Group, Inc., a Florida corporation (“Eco Ventures – Florida”).  The acquisition was completed on June 1, 2011 through issuance of 61,500,000 (including 5,000,000 shares issued to consultants and 3,800,000 shares issued to officers)  shares of Common Stock of the Company in exchange for 467 Shares of Eco Ventures - Florida in a tax-free share exchange. A total of 16,886,300 shares of Common Stock of the Registrant were issued to Holders of the Registrant’s outstanding Convertible Debentures.  Upon the conversion of all such Convertible Debentures, the Registrant had a total of 78,395,539 Shares of Common Stock issued and outstanding.

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

Cash and Cash Equivalents

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years.  As of February 29, 2012, all acquired property and equipment has yet to be placed in service, therefore no depreciation was recorded for the period from November 9, 2010 (date of inception) through February 29, 2012.

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  The Company excluded 113,400 shares of common stock equivalents that would be issuable upon conversion of the Series A and Series B preferred stock from the shares used to calculate diluted loss per share as their inclusion would be anti-dilutive or reduce net loss per share for the three and six months periods ended February 29, 2012.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values.

As of February 29, 2012, the Company has accrued an aggregate of 844,448 common shares due to Randal Lanham and Paul Smith, the Company's Chief Executive Officer and Chief Financial Officer on a fifty/fifty basis.  The valuation of the common shares were based on the underlying market value the common stock at the date of vesting

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and accounts payable and accrued expenses. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses for the period from November 9, 2010 (date of inception) through February 29, 2012.

Reliance on Key Personnel and Consultants

The Company has 2 full-time employees and no part-time employees.  Additionally, the Company has consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Fair Value

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying amount reported in the unaudited condensed consolidated balance sheet for accounts payable and accrued expenses, advances and notes payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements from November 9, 2010 (date of inception) through February 29, 2012, the Company incurred deficit accumulated during development stage of $1,439,543, used $491,095 in cash for operating activities and had a negative working capital (current liabilities exceeded current assets) of $995,935 as of February 29, 2012. In addition, the Company is in a development stage, has yet to commercialize its planned business and has not generated any revenues since inception.  Operations of the mineral processing facility is sporadic due to the lack of a continuous financing source.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of February 29, 2012 and August 31, 2011 are comprised of the following:

	February 29, 2012 (unaudited)	August 31, 2011
Office furniture and fixtures	$1,667	$542
Equipment	149,214	149,214
Leasehold improvements	19,640	19,640
Construction in process	595,846	560,000
Total property, plant and equipment	$766,367	$729,396

As of  February 29, 2012, the Company is currently in the assembly and testing mode, not in operations.  Therefore no depreciation was recorded for the period from November 9, 2010 (date of inception) through February 29, 2012.

During the period from November 9, 2010 (date of inception) through February 29, 2012, the Company received property and equipment from three investors at a fair value of $560,000. The transaction was recorded as a capital contribution.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of February 29, 2012 and August 31, 2011 are comprised of the following:

	February 29, 2012 (unaudited)	August 31, 2011
Accounts payable	$225,993	$39,921
Accrued interest	16,391	5,236
Accrued compensation	249,120	103,826
Total accounts payable and accrued liabilities	$491,504	$148,983

NOTE 5 – NOTES PAYABLE, RELATED PARTIES

Notes payable as of February 29, 2012 and August 31, 2011 are comprised of the following:

	February 29, 2012 (unaudited)	August 31, 2011
Notes payable, 8% per annum, due on demand, unsecured, in default	$132,736	$265,474
Note payable, 8% per annum, due on demand, unsecured	80,243	-
Total	$212,979	$265,474

From November 9, 2010 (date of inception) through August 31, 2011, the Company issued two notes in the aggregate of $265,474 in exchange for operating expenses paid on behalf of the Company by two shareholders of its majority owned subsidiary.  The notes bear an 8% per annum interest rate, unsecured and are due on demand. During the six months ended February 29, 2012, the Company issued an aggregate of 3,318,425 shares of common stock, valued at $0.04 per share in settlement of $132,737 of the outstanding notes payable.

During the six months ended February 29, 2012, the Company issued a note in amount of $80,243 in exchange for operating funds provided by a shareholder of its majority owned subsidiary.  The note bears an 8% per annum interest rate, unsecured and are due on demand.

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

Series A Cumulative Convertible Preferred Stock ("Series A")

In August, 2011, the Company designated 4,000,000 shares of authorized preferred stock as Series A Redeemable Convertible Preferred stock ("Series A"). As of February 29, 2012, there were 75,000 shares of Series A issued and outstanding.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012

As per the subscription agreement for 75,000 preferred stock Series A issued, each Series A shares will be converted into one share of the Company’s common stock and one share of Raptor Technology Group, Inc.

Series B  Cumulative Convertible Preferred Stock ("Series B")

In September 2011, the Company designated 6,120,800 shares as Series B Cumulative Convertible Preferred stock.  As of February 29, 2012, there were 20,000 shares of Series B issued and outstanding.

During the six months ended February 29, 2012, the Company issued 20,000 shares of its Series B Redeemable Convertible Preferred stock in exchange for proceeds of $50,000, valued at $2.50 per share.

Subsequent to one (1) year from the date of issuance, each share of Series B Preferred Stock shall be convertible at the option of the holder thereof (except as prohibited by law), in full or in part,  into one point nine two (1.92) shares of fully paid and non assessable shares of common stock of the Company provided.

Common stock

The Company is authorized to issue 750,000,000 shares of $0.001 par value common stock as of February 29, 2012.  As of February 29, 2012, 85,563,964 shares of the Company's common stock were issued and 81,763,964 shares of the Company's common stock were outstanding.

On November 23, 2011, the Company issued, but held in escrow, 3,800,000 shares of its common stock pursuant to officer's employment agreements at par value.

On November 23, 2011, the Company issued 50,000 shares of its common stock in exchange for officer's compensation with a fair value of $4,500, valued at $0.09 per share.

On January 27, 2012, the Company issued 800,000 shares of its common stock in exchange for notes payable in the amount of $32,000, valued at $0.04 per share.

On February 21, 2012, the company issued 1,718,425 shares of its common stock in exchange for a note payable in the amount of $68,737, valued at $0.04 per share.

On February 26, 2012, the Company issued 800,000 shares of its common stock in exchange for notes payable in the amount of $32,000, valued at $0.04 per share.

NOTE 7 - STOCK OPTIONS

On July 26, 2011, the 2011 Incentive Stock Option Plan (the “2011 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company was approved by the Board of Directors and reserved 10.0 million shares of the Company’s common stock for the 2011 Plan.

As of February  29, 2012, the Company has not granted any stock options under the 2011 Plan.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s current officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were $301,595 and $48,604 advances due at February 29, 2012 and August 31, 2011, respectively.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2012

As described in Note 5, above, from November 9, 2010 (date of inception) through February 29, 2012, the Company issued two notes in the aggregate of $265,474 in exchange for operating expenses paid on behalf of the Company and  a note in the amount of $80,243 for working capital purposes by the non-controlling interest shareholders of Eco Ventures – Florida.  The notes bear an 8% per annum interest rate, unsecured and are due on demand. During the six months ended February 29, 2012, the Company issued an aggregate of 3,318,425 shares valued at $0.04 per share of common stock in settlement of $132,737 outstanding notes.

NOTE 9 - NON CONTROLLING INTEREST

The remaining 30% ownership of Eco Ventures – Florida is recorded as Non Controlling interest in the unaudited condensed consolidated financial statements.

A reconciliation of the non controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the six months ended February 29, 2012:

Net loss	$744,547
Average Non-controlling interest percentage	30.0%
Net loss attributable to the non-controlling interest	$223,365

The following table summarizes the changes in Non Controlling Interest from November 9, 2010 (date of inception) through February 29, 2012:

Balance, November 9, 2010 (date of inception)	$-
Non controlling interest portion of contributed capital	188,325
Net loss attributable to the non-controlling interest	(163,652)
Balance, August 31, 2011	24,673
Net loss attributable to the non-controlling interest	(223,365)
Balance, February 29, 2012	$(198,692)

NOTE 10 - SUBSEQUENT EVENTS

From March 1, 2012 to April 18, 2012, the Company issued a total of 4,459,684 of its common shares of stock for corporate transactions.

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

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2012 Fiscal Year. The discussion also summarizes the results of our operations for the three and six month periods ended February 29, 2012 and the period from November 9, 2010 (date of inception) through February 29, 2012.

BACKGROUND

Eco Ventures Group, Inc. (“EVG” or “the Company”) is a family of ecologically-friendly and economically sound business ventures committed to providing for society’s growing minerals, energy and renewable resource needs -- building shareholder value and profiting from the efficient use of new green technologies. EVG concentrates on two planned core business activities. EVGI's Eco Minerals Recovery Group specializes in the extraction of precious metals from ore bodies and reclaimed mine tailings and Eco Energy Group will focus on the production of advanced biodiesel from recovered cooking oils and oil rich plants.  To date, neither of our business groups has generated any revenue.

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

Merger Agreement

On May 27, 2011, Modern, merged with Eco Ventures Group, Inc., (“Eco Ventures- Florida”) a privately held company formed on November 9, 2010 (date of inception) under the laws of the State of Florida (the “Merger Agreement” or the “Merger”).  Under the terms of the Merger Agreement, shareholders of Eco Ventures - Florida exchanged an aggregate of seventy percent (70%) of Eco Ventures – Florida’s issued and outstanding capital stock in exchange for 61,500,000 (including 5,000,000 shares issued to consultants and 3,800,000 shares issued to officers) restricted shares of Modern’s authorized but unissued capital stock.  As a condition to the Merger Agreement, 16,886,300 shares of Modern were issued to the Holders of the Registrant’s outstanding convertible debentures. The Merger was consummated on June 1, 2011.

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

Our extraction process is currently accomplished without the use of traditional mineral leaching agents like arsenic and cyanide – highly toxic substances that pollute rivers and aquifers. EVG has recently acquired the right to process more than 12 million tons of ore and mineralized waste materials from a Nevada based mineral operation, Broken Hills, LLC.  The site’s surface ore deposit and mineralized waste materials covers 300 acres, and runs to a depth of 25 feet.  EVG, through its agreement with Broken Hills LLC, has the option rights to an additional 8,000 acres of similar ore body, adjacent to this initial Nevada claim(s), which is also owned by Broken Hills, LLC.  INX Laboratories, Inc., an independent assay and testing facility in Groveland, Florida, has tested a random sample of 20 tons of ore concentrate with preliminary results yielding high levels of target metals. Operations of the mineral processing facility is sporadic due to the lack of a continuous financing source.  EVG  is not a mining company, it does not own any of the mining property, nor does EVG own any ore reserves or any mineralized waste materials.  Through our joint venture with Broken Hills, LLC, a non-affiliated mining company, we have the right to process their ore and mineralized waste materials in exchange for a share of profits.

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

Plan of Operations

 For the period from November 9, 2010 (date of inception) through February 29, 2012, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.   Our plan of operations for fiscal 2012 is to continue seeking funding for our operations and expansion of our precious metals extraction and biofuel operations, complete all necessary permitting requirements, and seek further acquisitions of ore and mine tailings.

We are presently in the  development stage of our planned business and have not earned any revenues for the period from November 9, 2010 (date of inception) through February 29, 2012.

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

Results of Operations

For the three months ended February 29, 2012 as compared to the three months ended February 28, 2011

For the three months ended February 29, 2012 we incurred a net loss attributable to Eco Ventures Group, Inc. common shareholders of $252,417 as compared to $-0- for the three month period ended February 28,  2011.

Operating expenses

For the three months ended February 29, 2012 we incurred $47,782 in operating expenses as compared to $-0- for the three months ended February 28, 2011. Operating expenses were comprised primarily of the rental space and related costs for our production facility.

Selling, general and administrative

For the three months ended February 29, 2012, total selling, general and administrative costs were $297,327 as compared to $-0- for the three months ended February 28, 2011. Selling, general and administrative costs were primarily comprised of costs associated with starting operations  and related salaries, overhead and travel expenses.  As part of our selling, general and administrative expenses, we incurred stock based compensation (non cash) of $23,418 for services rendered as compensation.

Interest expense

For the three months ended February 29, 2012, we incurred $5,450 in interest expense on demand notes issued in settlement of expenses paid on the Company's behalf and working capital provided. For the three months ended February 28, 2011, we did not incur interest expense.

For the six months ended February 29, 2012 as compared to the period from November 9, 2010 (date of inception) through February 28, 2011

For the six months ended February 29, 2012 we incurred a net loss attributable to Eco Ventures Group, Inc. common shareholders of $642,434 as compared to $-0- for the period from November 9, 2010 (date of inception) through February 28,  2011.

Operating expenses

For the six months ended February 29, 2012 we incurred $112,126 in operating expenses as compared to $-0- for the period from November 9, 2010 (date of inception) through February 28, 2011. Operating expenses were comprised primarily of the rental space and related costs for our production facility.

Selling, general and administrative

For the six months ended February 29, 2012, total selling, general and administrative costs were $742,519 as compared to $-0- for the period from November 9, 2010 (date of inception) through February 28, 2011. Selling, general and administrative costs were primarily comprised of costs associated with starting operations  and related salaries, overhead and travel expenses.  As part of our selling, general and administrative expenses, we incurred stock based compensation (non cash) of $121,251 for services rendered as compensation.

Interest expense

For the six months ended February 29, 2012, we incurred $11,154 in interest expense on demand notes issued in settlement of expenses paid on the Company's behalf and working capital provided. For the three months ended February 28, 2011, we did not incur interest expense.

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

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Since our inception on November 9, 2010, we have not generated revenue and have incurred net loss. We have a working capital deficit of $995,935 at February  29, 2012, incurred net loss attributable to Eco Ventures Group of $642,434 for the six months ended February 29, 2012, and have a deficit accumulated during the development stage of $1,439,543 for the period from November 9, 2010 (date of inception) through February 29, 2012. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from related parties, and equity financing to fund our operations. These conditions as indicated in the report of our Independent Registered Public Accounting Firm dated December 1, 2011 on our consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2011, which included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

We currently have $143 cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to further develop and expand our precious metals extraction operations. Our significant capital requirements for the foreseeable future include development and operational costs,   and our corporate overhead expenses.

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

            As of February 29, 2012, we had cash of $143, and other current assets of $10,000 and current liabilities of $1,006,078 resulting a negative working capital  of ($995,935). We used cash and cash equivalents of $350,044 in operating activities for the six month period ended February 29, 2012 primarily from our net loss of $865,799, offset by stock based compensation of $121,251, operating expenses paid by related parties on behalf of the Company in exchange for notes payable of $12,642 and expenses paid by related parties of $39,340.  In addition, net change in operating assets and liabilities were comprised of an increase in accounts payable and accrued expenses of $342,522.

We used $36,971 in investing activities for the six month period ended February 29, 2012 consisting of property, plant and equipment acquisitions. Cash flows from financing activities of $331,251 consisted of $213,651 from advances made by related parties and officers, sale of our Series B preferred stock of $50,000 and issuance of related party notes payable of $67,600 for operating funds provided.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity, has not established any sources of revenue to cover its operating expenses from November 9, 2010 (date of inception) through February 29, 2012.  In addition, the Company has incurred deficit accumulated during development stage of $1,439,543, used $491,055 in cash for operating activities since inception and had a negative working capital (current liabilities exceeded current assets) of $995,935 as of February 29, 2012. The Company will engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Going Concern

The unaudited condensed consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Eco Ventures - Florida.  All significant intercompany balances and transactions have been eliminated in consolidation.

The remaining 30% ownership of Eco Ventures – Florida as of February 29, 2012 is recorded as non-controlling interest in the consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 29, 2012, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February 29, 2012 as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2012. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of February 29, 2012. Our Chief Executive Officer and President/Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements for the three month period ended February 29, 2012 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited condensed consolidated financial statements for the three and six month periods ended February 29, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO VENTURES GROUP, INC.

Date: April 23, 2012	By:	/s/ RANDALL LANHAM
Randall Lanham
Chief Executive Officer (Principal Executive Officer)

Date: April 23, 2012	By:	/s/ PAUL SMITH
Paul Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)