Form 10-K/A
period 2011-08-31
ECO VENTURES GROUP, INC.
filed 2012-06-19
CIK 1354591

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

PART I

Forward-Looking Statements

Certain statements contained in this report (including information incorporated by reference) are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided for under these sections. Our forward-looking statements include, without limitation:

•	Statements regarding future earnings;

•	Estimates of future mineral production and sales, and biodiesel production and sales, for specific operations and on a consolidated or equity basis;

•	Estimates of future costs applicable to sales, other expenses and taxes for specific operations and on a consolidated basis;

•	Estimates of future cash flows;

•	Estimates of future capital expenditures and other cash needs, for specific operations and on a consolidated basis, and expectations as to the funding thereof;

•	Estimates regarding timing of future capital expenditures, construction, production or closure activities;

•	Statements as to the projected development of certain mineralized waste deposits, including estimates of development and other capital costs and financing plans for these deposits;

•	Estimates of mineralized waste reserves and statements regarding future exploration results and reserve replacement and the sensitivity of reserves to metal price changes;

•	Statements regarding the availability and costs related to future borrowing, debt repayment and financing;

•	Statements regarding modifications to hedge and derivative positions;

•	Statements regarding future transactions;

•	Statements regarding the impacts of changes in the legal and regulatory environment in which we operate; and

•	Estimates of future costs and other liabilities for certain environmental matters.

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

BACKGROUND

Eco Ventures Group, Inc. (“EVG” or “the Company”) is a family of ecologically-friendly and economically sound business ventures committed to providing for society’s growing minerals, energy and renewable resource needs -- building shareholder value and profiting from the efficient use of new green technologies. EVG concentrates on two planned core business activities. EVGI's Eco Minerals Recovery Group specializes in the extraction of precious metals from mineralized waste bodies and reclaimed mine tailings and Eco Energy Group will focus on the production of advanced biodiesel from recovered cooking oils and oil rich plants.  From inception to the current date the Company has not received any revenues from its Minerals Recovery Group or its Eco Energy Group business operations.

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

TERMS AND DEFINITIONS

Crushing

Crushers are machines that use a metal surface to break or compress materials.  Mining operations use crushers, commonly classified by the degree to which they fragment the starting material, with primary and secondary crushers handling course materials, and tertiary and quaternary crushers reducing mineralized waste particles to finer gradations.  Each crusher is designed to work with a certain maximum size of raw material, and often delivers its output to a screening machine which sorts and directs the product for further processing.  Typically, crushing stages are followed by milling stages if the materials need to be further reduced.  Crushers are used to reduce particle size enough so that the material can be processed into finer particles in a grinder.

Extracting Metals (Hydrometallurgy)

Hydrometallurgy involves the use of aqueous solutions to extract metals or compounds from their mineralized wastes.  Some hydrometallurgical processes include leaching, precipitation of insoluble compounds, or pressure reduction.  Biohydrometallurgy is a sub topic of hydrometallurgy; this uses microbes to extract metals or metal compounds from the raw mineralized waste.

Leaching

Due to the difference in the dissolution rates, it is possible to separate the compounds of different metals. Often, some oxidative reagents need to be added to promote leaching.  Leaching involves the use of aqueous solutions, which is brought into contact with a material containing a valuable metal. .  In the leaching process, oxidation potential, temperature, and pH of the solution are important parameters, and are often manipulated to optimize dissolution of the desired metal component into the aqueous phase.  The three basic leaching techniques are in-situ leaching, heap leaching, and vat leaching. The Company’s patent pending photo catalytic oxidation system allows the enhancement of the acid’s capability of leaching the gold,  platinum, palladium and  silver from mineralized waste.  This process may also use a grinding technology prior to leaching in which we take the mineralized waste to a -40 micron size to enhance surface area for the leaching.  (Reference to a grain of salt is 400 microns).

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

OUR BUSINESS GROUPS

ECO MINERALS RECOVERY GROUP

Eco Minerals Recovery Group (EMRG) is our operating group which utilizes its proprietary technology for the extraction of precious metals from mineralized waste bodies and reclaimed mine tailings (which we will refer to as “mineralized waste”.  Our process isolates and recovers precious minerals like gold, silver, platinum, palladium and rare earth oxides.  This is currently accomplished without the use of traditional mineral leaching agents like arsenic and cyanide – highly toxic substances that pollute rivers and aquifers. EVG has recently acquired more than 12 million tons of mineralized waste from a Nevada based mineral operation, Broken Hills, LLC.  The site’s surface mineralized waste deposit covers 300 acres, and runs to a depth of 25 feet.  EVG has the rights to an additional 8,000 acres of a similar mineralized waste body, adjacent to this initial Nevada claim(s).  INX Laboratories, Inc. in Groveland, Florida, has tested a random sample of 20 tons of mineralized waste concentrate with preliminary results yielding high levels of target metals, specifically gold, platinum, and palladium.

How Our Process Works

Commercial mining operations typically use a “heap leach” mineral recovery process – a very basic technology that usually recovers less than 30% of the available mineralized waste in the mined materials.  The company’s combination of patent pending and proprietary technologies related to the mineral extraction allows EVG to recover up to 3 times more precious metals and rare earth oxides than the traditional “heap leach” process. This proprietary technology draws upon the consolidation of significant individual expertise in the areas of process development, commercialization, specific hydrometallurgical and chemical backgrounds, and existing support facilities to allow for the initiation of this type of focused project.  This technology was developed to allow for a relatively straightforward approach to the leaching of the contained metals from the various feed substrates.

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

An overall processing concept is proposed, which would allow for a more economic approach to the recovery and production of precious metals from diverse mineralized waste deposits.  This concept will make use of pre-concentration systems that would be located at the four mine sites and would process up to 100 tons per day of raw mineralized waste from each mine site.  This will produce an intermediate pre-concentrate material with a considerably lower weight.  The Company’s hydro separation technology will then pump water through a separation column, allowing the heavier concentrated mineralized wastes to be tapped off at different molecular weights.  This process will allow for a production of up to 100 tons a day per trailer mounted systems that can be moved and erected on a new mine site in two days. The resulting concentrated mineralized waste is then shipped for mineral recovery processing allowing for a higher yield per ton processed than raw mineralized waste.

The mining agreement with Broken Hills, LLC stipulates the Companies will split gross receipt revenues.  EVG will retain sixty percent (60%) of gross receipt revenue, while Broken Hills, LLC. will receive forty percent (40%) of gross receipt revenue for the initial twenty-thousand (20,000)  tons of raw mineralized waste processed.  Once production has reached twenty-thousand tons of mineralized waste processed, the Companies will split gross receipt revenues in a manner of ninety-five percent (95%) for EVG, five percent (5%) to Broken Hills, LLC.

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

The Company does not have at the present time the necessary funding to compete against major players in this industry.  The Company does believe that it will eventually have a competitive advantage by its utilization of proprietary technologies related to the mineral extraction process through its joint venture with Raptor Technologies.

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

From November 9, 2010 through August 31, 2011, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.   Our plan of operation for fiscal 2012 is to continue seeking funding for our operations and expansion of our precious metals extraction and biofuel operations, complete all necessary permitting requirements, and seek further acquisitions of mineralized waste and mine tailings.

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
 b
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the SEC. To our knowledge, during the fiscal year ended August 31, 2011, based solely on a review of such materials as are required by the SEC, all required reporting is current and accurate.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Eco Ventures Group, Inc.

By:	/s/ Randall Lanham
Randall Lanham
Chief Executive Officer

By:	/s/ Paul Smith
Paul Smith
President, Chief Financial Officer & Principal Accounting Officer

June 18, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 18, 2012

Signature	Title

/s/ Randall Lanham	Chief Executive Officer and Director
R Randall Lanham	(Principal Executive Officer)

/s/ Paul Smith	President, Chief Financial Officer (Principal Accounting
Paul Smith	Officer) and Director

EXHIBIT INDEX

Exhibit

10.1	Joint Venture Agreement With Raptor Technologies, Inc.

10.2	Employment Agreement With Randall Lanham

10.3	Employment Agreement With Paul Smith

14.1	Corporate Code of Ethics

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer*

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer*

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer,*

32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer*

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis and business presentation

Eco Ventures Group, Inc. (“EVG” or the “Registrant”), a public traded and holding company of our planned expanding lines of business, formerly known as Modern Renewable Technologies, Inc., was incorporated under the laws of the State of Nevada in April 2002.  In connection with the consummation of the reverse merger transaction on June 1, 2011 with Eco Ventures Group, Inc., a Florida corporation (“Eco Ventures – Florida”) formed on November 9, 2010 (date of inception), the accounting acquirer (see below), EVG changed its name to Eco Ventures Group, Inc., a Nevada corporation.  The historical financial statements are those of Eco Ventures – Florida, the accounting acquirer, immediately following the consummation of the reverse merger.  All references that refer to (the “Company” or “Eco Ventures Group” or "EVG" or “we” or “us” or “our”) are to Eco Ventures Group, Inc., the Registrant and its wholly and or majority owned subsidiaries unless otherwise differentiated, Eco Ventures Group, Inc., a Florida formed corporation.  We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and specialize in the planned extraction of precious metals from mineralized waste bodies and reclaimed mine tailings and also will focus on the production of advanced biodiesel from recovered cooking oils and oil rich plants. We have not generated any revenues to date, have incurred expenses and has sustained losses since November 9, 2010 (date of inception).  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from November 9, 2010 (date of inception) through August 31, 2011, we have accumulated a deficit through its development stage of $797,109.
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

Joint Venture Agreements

On April 28, 2011, the Company entered into a joint venture agreement for the purpose of acquiring fifty percent (50%) ownership of certain intellectual property.  In exchange for the fifty percent ownership, the Company is obligated to provide funding to build a facility to process mineral tailing with production of 2,000 tons per year.  Each party of the joint venture shall share in the gross proceeds on a fifty/fifty basis; gross proceeds is total sales less amounts due tailing/mineralized waste provider and operating costs estimated at $2,000 per ton.

In conjunction with the Joint Venture Agreement, the Company issued an aggregate of 5,000,000 shares of its common stock to consultants for services rendered as compensation with a fair value of $100,000, which were recorded in the current period’s operations.  In addition, each member of the joint venture shall be entitled to one board seat on the other's board of directors.

Broken Hills, LLC.

The Company entered a mining agreement to supply mineralized waste for processing with Broken Hills, LLC.  The agreement stipulates the companies will split gross receipt revenues.  The Company will retain sixty percent (60%) of gross receipt revenue, while Broken Hills, LLC. will receive forty percent (40%) of gross receipt revenue for the initial twenty-thousand (20,000) tons of raw mineralized waste processed.  Once production has reached twenty-thousand tons of mineralized waste processed, the Companies will split gross receipt revenues in a manner of ninety-five percent (95%) for the Company and five percent (5%) to Broken Hills, LLC.

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