Form 10-Q
period 2012-05-31
ECO VENTURES GROUP, INC.
filed 2012-07-23
CIK 1354591

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 16, 2012
Common Stock, $0.001 Par Value	2,250,626

 ECO VENTURES GROUP, INC.
 (a development stage company)
INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – May 31, 2012 (Unaudited) and August 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations – Three and Nine Months Ended May 31, 2012; Three Months and the Period from November 9, 2010 (date of inception) through May 31, 2011 and for the period from November 9, 2010 (date of inception) through May 31, 2012	4

	Unaudited Condensed Consolidated Statement of Equity (Deficit)- Nine Months Ended May 31, 2012	5

	Unaudited Condensed Consolidated Statements of Cash Flows – Nine Months Ended May 31, 2012; For the period from November 9, 2010 (date of inception) through May 31, 2011 and For the period from November 9, 2010 (date of inception) through May 31, 2012	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II	Other Information

Item 1	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

Assets
	May 31,	August 31,
	2012 (unaudited)	2011

Current assets:
Cash	$333	$55,907
Deposits	10,000	10,000
Total current assets	10,333	65,907

Property, plant and equipment	766,367	729,396

Total assets	$776,700	$795,303

Liabilities and Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$610,016	$148,983
Notes payable, related parties	126,805	265,474
Advances, related parties	319,646	48,604

Total current liabilities	1,056,467	463,061

Commitments and contingencies	-	-

(Deficit) Equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized
Series A cumulative convertible preferred stock, $0.001 par value; 4,000,000 shares designated, 75,000 shares issued and outstanding as of May 31, 2012 and August 31, 2011	75	75
Series B cumulative convertible preferred stock, $0.001 par value; 6,120,800 shares designated, 20,000 and Nil shares issued and outstanding as of May 31,2012 and August 31, 2011, respectively	20	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 2,250,591 and 1,959,888 shares issued as of May 31, 2012 and August 31, 2011, respectively and 2,155,591 and 1,959,888 shares outstanding as of May 31, 2012 and August 31, 2011, respectively	2,251	1,960
Preferred stock subscription	100,000	100,000
Additional paid-in capital	1,485,010	1,002,643
Deficit accumulated during development stage	(1,602,555)	(797,109)
Total Eco Ventures Group, Inc. Stockholders' (Deficit) Equity	(15,199)	307,569
Non controlling interest	(264,568)	24,673
Total (deficit) equity	(279,767)	332,242

Total liabilities and (deficit) equity	$776,700	$795,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,	For the period from date of inception (November 9, 2010) Through May 31,	For the Period from date of inception (November 9, 2010) Through May 31, 2012
	2012	2011	2012	2011

Operating expenses	$47,848	$-	$159,974	$-	$215,997
General and administrative expenses	172,092	-	914,611	-	1,745,205

Loss from operations	(219,940)	-	(1,074,585)	-	(1,961,202)

Other income(expense)

Debt forgiveness income	-	-	-	-	261,793
Interest expense	(8,948)	-	(20,102)	-	(25,339)

Total other income(expense)	(8,948)	-	(20,102)	-	236,454

Net loss	(228,888)	-	(1,094,687)	-	(1,724,748)

Less: Net loss attributable to non controlling interest	65,877	-	289,241	-	452,893

Net loss attributable to Eco Ventures Group, Inc. common shareholders	$(163,011)	$-	$(805,446)	$-	$(1,271,855)

Weighted average common shares outstanding – basic and diluted	803,198	231	723,427	231

Net loss per share - basic and diluted	$(0.20)	$-	$(1.11)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC. (formerly Modern Renewable Technologies, Inc.) (A Development Stage Company) CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) NINE MONTHS ENDED MAY 31, 2012 (unaudited)
	Preferred shares								Additional	Deficit Accumulated		Non
	Series A preferred stock		Series B preferred stock		Common shares		Preferred shares subscribed		Paid in	Development		Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Total	Interest	Equity (Deficit)
Balance, September 1, 2011, as adjusted for reverse stock split	75,000	$75	-	$-	1,959,888	$1,960	40,000	$100,000	$1,002,644	$(797,109)	$307,569	$24,673	$332,242
Sale of Series B preferred stock in October 2011 at $2.50 per share	-	-	20,000	20	-	-	-	-	49,980	-	50,000	-	50,000
Common stock issued in November 2011 held in escrow at par value	-	-	-	-	95,000	95	-	-	(95)	-	-	-	-
Common stock issued in November 2011 for officer compensation at $3.60 per share	-	-	-	-	1,250	1	-	-	4,499	-	4,500	-	4,500
Common stock issued in January 2012 in settlement of notes payable at $1.60 per share	-	-	-	-	20,000	20	-	-	31,980	-	32,000	-	32,000
Common stock issued in February 2012 in settlement of notes payable at $1.60 per share	-	-	-	-	62,961	63	-	-	100,674	-	100,737	-	100,737

Common stock issued in March 2012 in settlement of notes payable at $1.60 per share	-	-	-	-	100,242	100	-	-	160,286	-	160,387	-	160,387
Common stock issued in April 2012 for officers compensation at $0.80 per share	-	-	-	-	11,250	11	-	-	8,989	-	9,000	-	9,000
Stock based compensation	-	-	-	-	-	-	-	-	126,053	-	126,053	-	126,053
Net loss	-	-	-	-	-	-	-		-	(805,446)	(805,446)	(289,241)	(1,094,687)
Balance, May 31, 2012	75,000	$75	20,000	$20	2,250,591	$2,251	40,000	$100,000	$1,485,010	$(1,602,555)	$(15,199)	$(264,568)	$(279,768)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Nine Months Ended May 31, 2012	For the period from date of inception (November 9, 2010) Through May 31, 2011	For the period from date of inception (November 9, 2010) Through May 31, 2012

Cash flows from operating activities:
Net loss	$(1,094,687)	$-	$(1,724,748)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	139,552	-	(484,969)
Gain on forgiveness of debt	-	-	(261,793)
Operating expenses paid by related party on behalf of the Company in exchange for notes payable	86,856	-	352,330
Expenses paid by related party	57,392	-	57,392
Changes in operating assets and liabilities:
Deposits	-	-	(10,000)
Accounts payable and accrued expenses	461,033	-	610,945

Net cash used in operating activities	(349,854)	-	(490,905)

Cash flows from investing activities:

Purchase of property and equipment	(36,971)	-	(206,367)

Net cash used in investing activities	(36,971)	-	(206,367)

Cash flows from financing activities:
Proceeds from the sale of Series A preferred stock	-	-	250,000
Proceeds from the sale of Series B preferred stock	50,000	-	50,000
Proceeds from advances, related parties	213,651	-	262,255
Proceeds from notes payable, related parties	67,600	-	67,600
Contributed capital by majority owned subsidiary	-	250	67,750

Net cash provided by financing activities	331,251	250	697,605

Net (decrease) increase in cash and cash equivalents	(55,574)	250	-
Cash and cash equivalents, beginning of period	$55,907	$	$-
Cash and cash equivalents, end of period	$333	$250	$333

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-cash investing and financing activities:
Property, plant and equipment acquired by certain investors as capital contribution	$-	$-	$560,000
Common stock issued in settlement of notes	$293,123	$-	$293,123
Notes payable issued in exchange for expenses paid by related parties	$86,856	$-	$352,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the nine month period ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the August 31, 2011 consolidated  financial statements and footnotes thereto included in the Company's SEC Form 10-K filed on December 2, 2011.

Basis and business presentation

Eco Ventures Group, Inc. (“EVG” or the “Registrant”), a public traded and holding company of our planned expanding lines of business, formerly known as Modern Renewable Technologies, Inc., was incorporated under the laws of the State of Nevada in April 2002.  In connection with the consummation of the reverse merger transaction on June 1, 2011 with Eco Ventures Group, Inc., a Florida corporation (“Eco Ventures – Florida”) formed on November 9, 2010 (date of inception), the accounting acquirer (see below), EVG changed its name to Eco Ventures Group, Inc., a Nevada corporation.  The historical financial statements are those of Eco Ventures – Florida, the accounting acquirer, immediately following the consummation of the reverse merger.  All references that refer to (the “Company” or “Eco Ventures Group” or "EVG" or “we” or “us” or “our”) are to Eco Ventures Group, Inc., the Registrant and its wholly and or majority owned subsidiaries unless otherwise differentiated, Eco Ventures Group, Inc., a Florida formed corporation.  We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and specialize in the planned extraction of precious metals from ore bodies and reclaimed mine tailings and also will focus on the production of advanced biodiesel from recovered cooking oils and oil rich plants. We have not generated any revenues to date, have incurred expenses and has sustained losses since November 9, 2010 (date of inception).  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from November 9, 2010 (date of inception) through May 31, 2012, we have accumulated a deficit through its development stage of $1,602,555.

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Eco Ventures - Florida.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Merger and Corporate Restructure

On May 27, 2011, the Registrant entered into a material definitive agreement for the acquisition of 70% of the capital stock of Eco Ventures Group, Inc., a Florida corporation (“Eco Ventures – Florida”).  The acquisition was completed on June 1, 2011 through issuance of 1,537,500 (including 125,000 shares issued to consultants and 95,000 shares issued to officers)  shares of Common Stock of the Company in exchange for 467 Shares of Eco Ventures - Florida in a tax-free share exchange. A total of 422,158 shares of Common Stock of the Registrant were issued to Holders of the Registrant’s outstanding Convertible Debentures.  Upon the conversion of all such Convertible Debentures, the Registrant had a total of 1,959,888 Shares of Common Stock issued and outstanding.

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
MAY 31, 2012

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years.  As of May 31, 2012, all acquired property and equipment has yet to be placed in service, therefore no depreciation was recorded for the period from November 9, 2010 (date of inception) through May 31, 2012.

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
MAY 31, 2012

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  The Company excluded 113,400 shares of common stock equivalents that would be issuable upon conversion of the Series A and Series B preferred stock from the shares used to calculate diluted loss per share as their inclusion would be anti-dilutive or reduce net loss per share for the three and nine months periods ended May 31, 2012.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values.

As of May 31, 2012, the Company has accrued an aggregate of 23,751 common shares due to Randal Lanham and Paul Smith, the Company's Chief Executive Officer and Chief Financial Officer on a fifty/fifty basis.  The valuation of the common shares were based on the underlying market value the common stock at the date of vesting

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and accounts payable and accrued expenses. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses for the period from November 9, 2010 (date of inception) through May 31, 2012.

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
MAY 31, 2012

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

 NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements from November 9, 2010 (date of inception) through May 31, 2012, the Company incurred deficit accumulated during development stage of $1,602,555, used $349,854 in cash for operating activities and had a negative working capital (current liabilities exceeded current assets) of $1,046,134 as of May 31, 2012. In addition, the Company is in a development stage, has yet to commercialize its planned business and has not generated any revenues since inception.  Operations of the mineral processing facility is sporadic due to the lack of a continuous financing source.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of May 31, 2012 and August 31, 2011 are comprised of the following:

	May 31, 2012 (unaudited)	August 31, 2011
Office furniture and fixtures	$1,667	$542
Equipment	149,214	149,214
Leasehold improvements	19,640	19,640
Construction in process	595,846	560,000
Total property, plant and equipment	$766,367	$729,396

As of May 31, 2012, the Company is currently in the assembly and testing mode, not in operations.  Therefore no depreciation was recorded for the period from November 9, 2010 (date of inception) through May 31, 2012.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012

During the period from November 9, 2010 (date of inception) through May 31, 2012, the Company received property and equipment from three investors at a fair value of $560,000. The transaction was recorded as a capital contribution.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of May 31, 2012 and August 31, 2011 are comprised of the following:

	May 31, 2012 (unaudited)	August 31, 2011
Accounts payable	$254,819	$39,921
Accrued interest	25,339	5,236
Accrued compensation	329,858	103,826
Total accounts payable and accrued liabilities	$610,016	$148,983

NOTE 5 – NOTES PAYABLE, RELATED PARTIES

Notes payable as of May 31, 2012 and August 31, 2011 are comprised of the following:

	May 31, 2012 (unaudited)	August 31, 2011
Notes payable, 8% per annum, due on demand, unsecured, in default	$4,349	$265,474
Note payable, 8% per annum, due on demand, unsecured	48,243	-
Note payable, 8% per annum, due on demand, unsecured	23,821		-
Note payable, 8% per annum, due on demand, unsecured	34,075		-
Note payable, 8% per annum, due on demand, unsecured	16,317	-
Total	$126,805	$265,474

From November 9, 2010 (date of inception) through August 31, 2011, the Company issued two notes in the aggregate of $265,474 in exchange for operating expenses paid on behalf of the Company by two shareholders of its majority owned subsidiary.  The notes bear an 8% per annum interest rate, unsecured and are due on demand. During the nine months ended May 31, 2012, the Company issued an aggregate of 183,203 shares of common stock, valued at $1.60 per share in settlement of $293,124 of the outstanding notes payable.

During the nine months ended May 31, 2012, the Company issued four notes totaling $122,456 in exchange for operating funds provided by a shareholder of its majority owned subsidiary.  The note bears an 8% per annum interest rate, unsecured and are due on demand.

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
MAY 31, 2012

Series A Cumulative Convertible Preferred Stock ("Series A")

In August, 2011, the Company designated 4,000,000 shares of authorized preferred stock as Series A Redeemable Convertible Preferred stock ("Series A"). As of May 31, 2012, there were 75,000 shares of Series A issued and outstanding.

As per the subscription agreement for 75,000 preferred stock Series A issued, each Series A shares will be converted into one share of the Company’s common stock and one share of Raptor Technology Group, Inc.

Series B Cumulative Convertible Preferred Stock ("Series B")

In September 2011, the Company designated 6,120,800 shares as Series B Cumulative Convertible Preferred stock.  As of May 31, 2012, there were 20,000 shares of Series B issued and outstanding.

During the nine months ended May 31, 2012, the Company issued 20,000 shares of its Series B Redeemable Convertible Preferred stock in exchange for proceeds of $50,000, valued at $2.50 per share.

Subsequent to one (1) year from the date of issuance, each share of Series B Preferred Stock shall be convertible at the option of the holder thereof (except as prohibited by law), in full or in part, into one point nine two (1.92) shares of fully paid and non assessable shares of common stock of the Company provided.

Common stock

The Company is authorized to issue 750,000,000 shares of $0.001 par value common stock as of May 31, 2012.  As of May 31, 2012, 2,250,591 shares of the Company's common stock were issued and 2,155,591 shares of the Company's common stock were outstanding.

On May 25, 2012 the shareholders and the board of directors of the Company approved a one (1) share for every forty (40) share of reverse stock split.  The reverse stock split had a record date of May 29, 2012 and an effective date of July 11, 2012.  All per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively adjusted to the earliest period presented for the effect of this reverse stock split.

On November 23, 2011, the Company issued, but held in escrow, 95,000 shares of its common stock pursuant to officer's employment agreements at par value.

On November 23, 2011, the Company issued 1,250 shares of its common stock in exchange for officer's compensation with a fair value of $4,500, valued at $3.60 per share.

On January 27, 2012, the Company issued 20,000 shares of its common stock in exchange for notes payable in the amount of $32,000, valued at $1.60 per share.

On February 21, 2012, the company issued 42,691 shares of its common stock in exchange for a note payable in the amount of $68,737 valued at $1.60 per share.

On February 26, 2012, the Company issued 20,000 shares of its common stock in exchange for notes payable in the amount of $32,000, valued at $1.60 per share.

On March 23, 2012, the company issued 100,242 shares of its common stock in exchange for a note payable in the amount of $160,387, valued at $1.60 per share.

On April 18, 2012, the Company issued 11,250 shares of its common stock as employee compensation in the amount of $9,000 valued at the closing stock price of $0.80.

NOTE 7 - STOCK OPTIONS

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012

On July 26, 2011, the 2011 Incentive Stock Option Plan (the “2011 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company was approved by the Board of Directors and reserved 10.0 million shares of the Company’s common stock for the 2011 Plan.

As of May 31, 2012, the Company has not granted any stock options under the 2011 Plan.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s current officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were $319,646 and $48,604 advances due at May 31, 2012 and August 31, 2011, respectively.

As described in Note 5, above, from November 9, 2010 (date of inception) through May 31, 2012, the Company issued five notes in the aggregate of $419,930 to the non-controlling interest shareholders of Eco Ventures – Florida.  The notes bear an 8% per annum interest rate, unsecured and are due on demand. During the nine months ended May 31, 2012, the Company issued an aggregate of 183,203 shares valued at $1.60 per share of common stock in settlement of $293,124 outstanding notes.

NOTE 9 - NON CONTROLLING INTEREST

The remaining 30% ownership of Eco Ventures – Florida is recorded as Non Controlling interest in the unaudited condensed consolidated financial statements.

A reconciliation of the non controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the nine months ended May 31, 2012:

Net loss	$964,134
Average Non-controlling interest percentage	30.0%
Net loss attributable to the non-controlling interest	$289,241

The following table summarizes the changes in Non Controlling Interest from November 9, 2010 (date of inception) through May 31, 2012:

Balance, November 9, 2010 (date of inception)	$-
Non controlling interest portion of contributed capital	188,325
Net loss attributable to the non-controlling interest	(163,652)
Balance, August 31, 2011	24,673
Net loss attributable to the non-controlling interest	(289,241)
Balance, May 31, 2012	$(264,568)

NOTE 10 - SUBSEQUENT EVENTS

On May 25, 2012, the Board of Directors of Eco Ventures Group, Inc. (OTCBB: EVGI) ratified a “Binding Letter of Intent” (“the Agreement”) between the Company and Energiepark Supitz GmbH (“Energiepark”) whereby the Company will acquire 75% of the Shares of Energiepark in exchange for Shares of the Company which, upon issuance, will constitute 30% of the issued and outstanding Shares of Common Stock of the Company (“the Acquisition Shares”), and cash consideration of $3,000,000.  The Company has the option to acquire the remaining 25% of the Shares of Energiepark at a price which will be equal to 25% of the net value of the combined companies, as defined in the Agreement.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2012

Pursuant to the Agreement, the Company has also agreed to file a Registration Statement on Form S-1 to provide an additional $3,300,000 in working capital for the Company, and to register for public sale a portion of the Acquisition Shares.

Pursuant to the Agreement, a definitive agreement (the “Definitive Agreement”) satisfactory to the Company and Seller and Seller’s shareholders shall be executed by the Company, the Seller and all of Seller's shareholders on or before June 15, 2012.  The Definitive Agreement shall contain the terms, conditions, representations and warranties, covenants, due diligence and legal opinions normal and appropriate for a transaction of the type contemplated, including,  without limitation, those summarized in the Agreement.

Upon signing the Definitive Agreement, the Company shall prepare and file with the SEC all appropriate documents including, but not limited to, a Current Report on Form 8K which will include the Definitive Agreement, a complete description of Seller’s business operations, and Seller’s audited and interim unaudited financial statements prepared in accordance with GAAP and/or PCAOB approved Audit statements and applicable rules and regulations of the Securities and Exchange Commission.

Süptitz, Germany-based Energiepark Süptitz is a diversified alternative energy feedstock, transportation, heat & power production company with approximately 50 employees -- whose primary business is the production, processing and brokering of bio fuel feedstocks including rapeseed, palm oil and wood.

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

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2012 Fiscal Year. The discussion also summarizes the results of our operations for the three and nine month periods ended May 31, 2012 and the period from November 9, 2010 (date of inception) through May 31, 2012.

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

Merger Agreement

On May 27, 2011, Modern, merged with Eco Ventures Group, Inc., (“Eco Ventures- Florida”) a privately held company formed on November 9, 2010 (date of inception) under the laws of the State of Florida (the “Merger Agreement” or the “Merger”).  Under the terms of the Merger Agreement, shareholders of Eco Ventures - Florida exchanged an aggregate of seventy percent (70%) of Eco Ventures – Florida’s issued and outstanding capital stock in exchange for 1,537,500 (including 125,000 shares issued to consultants and 95,000 shares issued to officers) restricted shares of Modern’s authorized but unissued capital stock.  As a condition to the Merger Agreement, 422,158 shares of Modern shall be issued to the Holders of the Registrant’s outstanding convertible debentures.  The Merger was consummated on June 1, 2011.

In connection with the Merger, Modern changed its name to Eco Ventures Group, Inc. (“Eco Ventures – Nevada” or the “Registrant”).  The transaction has been accounted for in substance as a reverse acquisition of the Registrant by Eco Ventures –Florida since the stockholders of Eco Ventures – Florida owned a majority of the Registrant’s voting power immediately following the Merger Transaction and Eco Ventures – Florida’s management has assumed operational, management and governance control.  For accounting purposes, Eco Ventures – Florida shall be the accounting acquirer and or the surviving entity.  Accordingly, the historical financial statements are those of Eco Ventures – Florida, the accounting acquirer, immediately following the consummation of the reverse merger.

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

Employees

There were two people employed by our Company on a full-time basis as of May 31, 2012, including Randall Lanham, our Chief Executive Officer, and Paul Smith, our President and CFO.   Additional technological experts provide services to the Company as independent contractors on a project basis.

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

Plan of Operations

 For the period from November 9, 2010 (date of inception) through May 31, 2012, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.   Our plan of operations for fiscal 2012 is to continue seeking funding for our operations and expansion of our precious metals extraction and biofuel operations, complete all necessary permitting requirements, and seek further acquisitions of ore and mine tailings.

We are presently in the development stage of our planned business and have not earned any revenues for the period from November 9, 2010 (date of inception) through May 31, 2012.

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

Results of Operations

For the three months ended May 31, 2012 as compared to the three months ended May 31, 2011

For the three months ended May 31, 2012 we incurred a net loss attributable to Eco Ventures Group, Inc. common shareholders of $163,011 as compared to $-0- for the three month period ended May 31, 2011.

Selling, general and administrative

For the three months ended May 31, 2012, total selling, general and administrative costs were $219,940 as compared to $-0- for the three months ended May 31, 2011. Selling, general and administrative costs were primarily comprised of costs associated with starting operations and related salaries, overhead and travel expenses.  As part of our selling, general and administrative expenses, we incurred stock based compensation (non cash) of $18,301 for services rendered as compensation.

Interest expense

For the three months ended May 31, 2012, we incurred $8,948 in interest expense on demand notes issued in settlement of expenses paid on the Company's behalf and working capital provided. For the three months ended May 31, 2011, we did not incur interest expense.

For the nine months ended May 31, 2012 as compared to the period from November 9, 2010 (date of inception) through May, 31, 2012

For the nine months ended May 31, 2012 we incurred a net loss attributable to Eco Ventures Group, Inc. common shareholders of $805,446 as compared to $-0- for the period from November 9, 2010 (date of inception) through May 31, 2011.

Operating expenses

For the nine months ended May 31, 2012 we incurred $159,974 in operating expenses as compared to $-0- for the period from November 9, 2010 (date of inception) through May 31, 2011. Operating expenses were comprised primarily of the rental space and related costs for our production facility.

Selling, general and administrative

For the nine months ended May 31, 2012, total selling, general and administrative costs were $914,611 as compared to $-0- for the period from November 9, 2010 (date of inception) through May 31, 2011. Selling, general and administrative costs were primarily comprised of costs associated with starting operations and related salaries, overhead and travel expenses.  As part of our selling, general and administrative expenses, we incurred stock based compensation (non cash) of $139,552 for services rendered as compensation.

Interest expense

For the nine months ended May 31, 2012, we incurred $20,102 in interest expense on demand notes issued in settlement of expenses paid on the Company's behalf and working capital provided. For the period from November 9, 2010 (date of inception) through May 31, 2011, we did not incur interest expense.

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

 Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Since our inception on November 9, 2010, we have not generated revenue and have incurred net loss. We have a working capital deficit of $1,046,134 at May 31, 2012, incurred net loss attributable to Eco Ventures Group of $805,446 for the nine months ended May 31, 2012, and have a deficit accumulated during the development stage of $1,602,555 for the period from November 9, 2010 (date of inception) through May 31, 2012. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from related parties, and equity financing to fund our operations. These conditions as indicated in the report of our Independent Registered Public Accounting Firm dated December 1, 2011 on our consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2011, which included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

We currently have $333 cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to further develop and expand our precious metals extraction operations. Our significant capital requirements for the foreseeable future include development and operational costs,   and our corporate overhead expenses.

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

As of May 31, 2012, we had cash of $333, and other current assets of $10,000 and current liabilities of $1,056,467 resulting in a negative working capital of $1,046,134. We used cash and cash equivalents of $349,854 in operating activities for the nine month period ended May 31, 2012 primarily from our net loss of $1,094,687 offset by stock based compensation of $139,552, operating expenses paid by related parties on behalf of the Company in exchange for notes payable of $86,856 and expenses paid by related parties of $57,392.  In addition, net change in operating assets and liabilities were comprised of an increase in accounts payable and accrued expenses of $461,033.

We used $36,971 in investing activities for the nine month period ended May 31, 2012 consisting of property, plant and equipment acquisitions. Cash flows from financing activities of $331,251 consisted of $213,651 from advances made by related parties and officers, sale of our Series B preferred stock of $50,000 and issuance of related party notes payable of $67,600 for operating funds provided.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity, has not established any sources of revenue to cover its operating expenses from November 9, 2010 (date of inception) through May 31, 2012.  In addition, the Company has incurred deficit accumulated during development stage of $1,602,555, used $349,854 in cash for operating activities since inception and had a negative working capital (current liabilities exceeded current assets) of $1,046,134 as of May 31, 2012. The Company will engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The remaining 30% ownership of Eco Ventures – Florida as of May 31, 2012 is recorded as non-controlling interest in the unaudited condensed consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 31, 2012, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2012 as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2012. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2012. Our Chief Executive Officer and President/Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. Therefore while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported a material weakness resulting from the combination of the following significant deficiencies:

●	Lack of segregation of duties in certain accounting and financial reporting processes including the approval and execution of disbursements;

●
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

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements for the three month period ended May 31, 2012 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited condensed consolidated financial statements for the three and nine month periods ended May 31, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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
Mine Safety Disclosures. None

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

ECO VENTURES GROUP, INC.

Date: July 23, 2012	By:	/s/ RANDALL LANHAM
Randall Lanham
Chief Executive Officer (Principal Executive Officer)

Date: July 23, 2012	By:	/s/ PAUL SMITH
Paul Smith
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)