Form 10-K
period 2012-08-31
ECO VENTURES GROUP, INC.
filed 2012-12-27
CIK 1354591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	August 31, 2012

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-52445

ECO VENTURES GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1133537
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

7432 State Road 50, Suite 101 Groveland, FL	34736
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(352) 557-4830

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).	Yes [ ] No [x]

The aggregate market value of the common stock of the registrant held by non-affiliates as of February 29, 2012 the last business day of the registrant’s most recently completed second fiscal quarter based on the closing sale prices of the registrant’s  common stock on that date as reported on the Over the Counter Bulletin Board was $2,456,500. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of December 19, 2012, there were 39,542,609 shares of registrant’s common stock issued and 6,947,609 shares outstanding.

TABLE OF CONTENTS

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

All subsequent written and oral forward-looking statements attributable to our Company or to persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Eco Ventures Group, Inc. (“EVG” or the “Company”) disclaims any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.  These would include:

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

Any of the foregoing information is available in print to any stockholder who requests it by contacting Eco Ventures Group Investor Relations Department at (352) 557-4830.

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

BACKGROUND

Eco Ventures Group, Inc. (“EVG” or “the Company”) is a family of ecologically-friendly and economically sound business ventures committed to providing for society’s growing energy and renewable resource needs -- building shareholder value and profiting from the efficient use of new green technologies. EVG concentrates on two planned core business activities. EVGI's Eco Energy Group focuses on the production of advanced biodiesel from recovered cooking oils and oil rich plants.  Eco Minerals Recovery Group specializes in the extraction of precious metals from ore bodies and reclaimed mine tailings.  To date, neither of our business groups has generated any revenue.

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

The Company’s current business operations and facilities are located in Groveland, FL.  In 2011 EVG entered into to an exclusive strategic joint venture with Raptor Technology Group, Inc. of Groveland, FL to commercialize patent pending and proprietary technologies in the fields of efficient precious metals recovery.  EVG and Raptor have completed construction of a 5,000 concentrated ton per year mineral recovery facility.  However, at the present time this extraction process is not economically viable and the Company has decided to suspend operations on its mineral extraction division and focus it efforts on the Eco Energy Group division.

EVG also entered into an agreement for Raptor to build a biodiesel facility in Groveland utilizing their technology and know how. This technology makes use of a lower cost feedstock than the current industry standard.  EVG is in the process of bringing these biodiesel production technologies to market. The combination is projected to provide Eco Ventures Group profits both in the near and long term, using projections based on current market conditions and costs.  The Company’s biofuel production facilities are strategically located close to large marine and land transport shipping hubs for sales of biodiesel fuel.

On July 30, 2012, the Board of Directors of Eco Ventures Group, Inc. (OTCBB: EVGI)(the “Company”) ratified a definitive “Reorganization Agreement” (“the Agreement”) between the Company and Energiepark Supitz GmbH (“Energiepark”) whereby the Company will acquire 75% of the Shares of Energiepark in exchange for Shares of the Company which, upon issuance, will constitute 30% of the issued and outstanding Shares of Common Stock of the Company (“the Acquisition Shares”), and cash consideration of $3,000,000.  The Company has the option to acquire the remaining 25% of the Shares of Energiepark at a price which will be equal to 25% of the net value of the combined companies, as defined in the Agreement.  The Agreement was signed and notarized by Energiepark, in accordance with German law, on August 1, 2012.  Per the agreement, the Company has until February 24, 2013 to complete the acquisition.  The Company is currently reviewing term sheets, but has not nor confirmed funding.

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

How Our Process Works

In the production of biodiesel from various feedstocks, (e.g. vegetable oils, rapeseed, waste and cooking oil materials) there are several techniques used to convert the materials to biodiesel, including primarily methyl esters.

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

ECO MINERALS RECOVERY GROUP

Eco Minerals Recovery Group (EMRG) is the division that utilizes its proprietary technology for the extraction of precious metals from ore bodies and reclaimed mine tailings (mineralized waste materials).  Our process isolates and recovers precious minerals like gold, silver, platinum, palladium and rare earth oxides.   It is the company’s intent to generate operating revenues by selling these recovered precious minerals to third parties.  However, at the present time this extraction process is not economically viable and the
Company has decided to suspend operations on its mineral extraction division and focus it efforts on the Eco Energy Group division.

Employees

There were two people employed by our Company on a full-time basis as of August 31, 2012, including Randall Lanham, our Chief Executive Officer, and Paul Smith, our President and CFO.  Additional technological experts provide services to the Company as independent contractors on a project basis.

Office and Manufacturing Facilities

Eco Ventures Group’s operations and facilities are located in Groveland, FL, 25 miles West of Orlando, FL on State Road 50.  The Company has leased an office / warehouse complex with a large warehouse facility for its Mineral Recovery Operation and Bio-Diesel Operation. The warehouse contains the completed 5,000 ton per year facility, which is already plumbed for expansion to a 10,000 concentrated ton per year facility. The leases shall be for a period of Eleven (11) year term commencing April 1, 2011.  The Company has an option to extend the term of these leases for five successive periods of one year each with a 3.5% escalation clause upon each renewal.

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

Since our inception date, November 9, 2010 through August 31, 2012, we have had nominal research and development operations and incurred operating losses. As of August 31, 2012, our accumulated deficit since inception was approximately $3,117,000. Our management continues to search for additional financing; however, considering the difficult U.S. and global economic conditions along with the substantial problems in the capital and credit markets, there is a significant possibility that we will be unable to obtain financing to continue our operations.

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

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm’s report on our audited consolidated financial statements as of and for the period from November 9, 2010 (date of inception) through August 31, 2012. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. Please see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” for further information.

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

Our company is dependent for its day-to-day operations on our Chief Executive Officer, Randall Lanham, and on our President and Chief Financial Officer, Mark Cox, both of whom are also members of our Board of Directors. As of the date of this report, we only employed seven other individuals, in addition to contracted consultants/experts.   Thus, the loss of either Messrs. Lanham or Cox could significantly and adversely affect our business.  At the present time we do not carry any key-man life insurance on the lives of either Messrs. Lanham or Cox.

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

Present Shareholders Will Maintain Control of the Company.

 The current executive officers, directors and shareholders holding greater than 5% of the Company currently hold, directly or indirectly, stock representing 92% of the 35,606,841 Shares of Common  Stock of the Company, which are issued as of August 31, 2012, on a fully diluted basis. These shareholders will continue to determine the outcome of corporate actions requiring shareholder approval, including the election of directors until such time as their shares are diluted through subsequent offerings.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2. Properties

Eco Ventures Group’s initial headquarters, operations and manufacturing facilities are located at 7432 State Road 50, Suite 101,  Groveland, FL, in a light-industrial complex 25 miles west of Orlando, FL.  The company has leased an office / warehouse complex with a large warehouse facility for its Mineral Recovery Operation and Bio-Diesel Operation. The warehouse contains the completed 5,000 ton per year facility, which is already plumbed for expansion to a 10,000 concentrated ton per year facility.  The leases shall be for a period of Eleven (11) year term commencing April 1, 2011.  The Company has an option to extend the term of these leases for five successive periods of one year each with a 3.5% escalation clause upon each renewal.

Plans include constructing an additional 25,000 ton per year facility, as well as the 3-million gallon Advanced Biofuel Facility at the current location

Item 3.  Legal Proceedings

We are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Eco Ventures Group, Inc. (formerly, Modern Renewable Technologies, Inc.) common stock is quoted on the OTC Bulletin Board (OTC/BB) under the symbol “EVGI.OB”. Our shares originally commenced quotation under the symbol “AZTV” on May 1, 2007. Prior to May 1, 2007, no public trading market existed for our common stock. Our symbol was changed to “AZVN” on July 9, 2007 upon completion of our 2.5 -for-1 stock split. Subsequently, our symbol was changed to “GEUR” on November 16, 2007 after our name change from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” Effective April 21, 2008, we changed our name from Genesis Uranium Corp. to “Vault Technology, Inc.”, effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Vault Technology, Inc.” to “Modern Renewable Technologies, Inc.. and also completed a 70 to1 reverse split. As a result, our OTC Bulletin Board symbol was changed to “MRNZ” as of September 17, 2009. Effective on October 4, 2010 we completed a further 100 to 1 reverse split.   The name of the Company was changed to Eco Ventures Group, Inc. on June 1, 2011 and has traded under the symbol “EVGI.OB” since June 6, 2011.  On July 12, 2012 the Company effected a forty to one (40-1) reverse stock split.

The table below sets forth the high and low sales prices for our common stock for the periods indicated as reported by the OTCBB. Sales prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.*

Period Ending	High	Low	Close

August 31, 2012	$0.88	$0.88	$0.88
May 31, 2012	0.14	0.12	0.12
February 29, 2012	4.00	2.40	4.00
November 30, 2011	3.60	2.80	3.60
August 31, 2011	40.40	38.40	34.80
May 31, 2011	600.00	44.00	44.00
February 28, 2011	200.00	200.00	200.00
November 30, 2010	200.00	200.00	200.00

*The above quotations have been adjusted to reflect our 40 to 1 reverse split effective July 12, 2012.

On August 31, 2012 the last reported sales price of our common stock as reported on the OTCBB was $0.88 per share.   As of August 31, 2012, there were 110 reported holders of record of our common stock and a total of 35,606,841 shares of Common Stock issued.

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

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with prices of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current prices and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares are currently subject to the penny stock rules.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following sets forth information for the equity compensation plans outstanding as of August 31, 2012 (including individual compensation arrangements) under which shares of our common stock are authorized for issuance:

Equity Compensation Plan Information

Number of securities
	to be issued upon	Weighted average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance as of
Plan Category	warrants and rights	warrants and rights	August 31, 2012

Equity compensation plans approved by security holders:	-	-	-
Equity compensation plans not approved by security holders:	-	-	-
2011 Incentive Stock Option Plan	-	-	10,000,000

2011 Incentive Stock Option Plan

On July 26, 2011, the Board of Directors approved the 2011 Incentive Stock Option Plan (the “2011 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company. The 2011 Plan provides that awards may be granted for up to 10,000,000 shares of the Company’s common share (subject to adjustment in case of a subdivision of our outstanding shares of Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock).  The purpose of the 2011 Plan is (i) to further our growth by allowing us to compensate employees and Directors who have provided bona fide services to our company through the award of shares of our Common Stock, and (ii) attract, motivate, retain and reward quality employees and directors to acquire or increase a proprietary interest in our company.  The 2011 Plan is administered by a committee consisting of at least two persons to be appointed by the Board of Directors, or in the absence of such a committee, the Plan is to be administered by the Board of Directors. Our Board of Directors appointed Paul Smith, our President and CFO, to the committee. Any of our employees or directors are eligible to receive awards under the Plan. We intend to register with the Securities and Exchange Commission the common shares issuable under the 2011 Incentive Stock Option Plan.

Transfer Agent

Empire Stock Transfer Co. is the transfer agent for our common stock. Their address is at 1859 Whitney Mesa Drive, Henderson, NV 89014.

Issuer purchase of equity securities

There were no issuer purchases of securities during the period covered by this report.

Item 6. Selected Financial Data.

Not required by smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of Eco Ventures Group, Inc. (the “Company”).

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as from November 9, 2010 (date of inception) through August 31, 2012, as well as our future results. It consists of the following subsections:

•

“Introduction and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for fiscal 2013;

•

“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

•

“Results of Operations and Comparison”,” which sets forth an analysis of the operating results for the last two years;

•

Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and/or because they require difficult, subjective or complex judgments by our management;

•

“Recent Accounting Pronouncements and Developments,” which summarizes recently published authoritative accounting guidance, how it might apply to us and how it might affect our future results.

This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this annual report.

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2013 Fiscal Year. The discussion also summarizes the results of our operations for the period from November 9, 2010 (date of inception) through August 31, 2012.

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

From November 9, 2010 through August 31, 2012, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.   Our plan of operation for fiscal 2013 is to continue seeking funding for our operations and expansion of our biofuel operations.  On July 30, 2012, the Board of Directors of Eco Ventures Group, Inc. (OTCBB: EVGI)(the “Company”) ratified a definitive “Reorganization Agreement” (“the Agreement”) between the Company and Energiepark Supitz GmbH (“Energiepark”) whereby the Company will acquire 75% of the Shares of Energiepark in exchange for Shares of the Company which, upon issuance, will constitute 30% of the issued and outstanding Shares of Common Stock of the Company (“the Acquisition Shares”), and cash consideration of $3,000,000.  The Company has the option to acquire the remaining 25% of the Shares of Energiepark at a price which will be equal to 25% of the net value of the combined companies, as defined in the Agreement.  The Agreement was signed and notarized by Energiepark, in accordance with German law, on August 1, 2012.  Preliminary to the Energiepark Agreement, the Board of Directors on July

27, 2012 ratified a Deal Flow Purchase Agreement with Ryze Capital, N.A. LLC whereby the Company issued into escrow, pending the Energiepark closing, a total of 28,750,000 Shares of Common Stock of the Company in exchange for the Ryze deal-flow with Energiepark and the Advance Biofuel Project License.  Pending the Energiepark closing the issued Shares are entitled to be voted by the Chairman of Eco Ventures Group, Inc.

Plan of Operations

We are presently in the development stage of our business operations and have not earned any revenues for the period from November 9, 2010 (date of inception) through August 31, 2012.  The Company will need to obtain additional financing during our current fiscal year ending August 31, 2013 in order to generate revenues.

Results of Operations

Year ended August 31, 2012 compared to the period from November 9, 2010 (date of inception) through August 31, 2011

Net loss

 We incurred net loss of $3,260,801 and $630,061 for the year ended August 31, 2012 and for the period from November 9 (date of inception) through August 31, 2011, respectively. We incurred a net loss in the amount of $3,890,862 for the period from November 9, 2010 (date of inception) through August 31, 2012.

Operating expenses

For the year ended August 31, 2012 we incurred $267,058 in operating expenses as compared to $56,023 for the period from November 9, 2010 (date of inception) through August 31, 2011. Operating expenses for the year ended August 31, 2012 increased by $211,035 from prior year primarily due to full year operations as compared to partial year operations.  Operating expenses were comprised primarily of the rental space, approximately $188,000 and related costs of approximately $79,000 for our production facility for the year ended August 31, 2012 as compared to approximately $53,000 for rental and approximately $3,000 for other related costs for the period from November 9, 2010 (date of inception) through August 31, 2011.

General and administrative

For the year ended August 31, 2012, general and administrative costs were $2,311,620 as compared to $830,594 for the period from November 9, 2010 (date of inception) through August 31, 2011, increased by $1,481,026. General and administrative costs were primarily comprised of costs associated with starting operations and related salaries, overhead and travel expenses. As part of our general and administrative expenses, we incurred stock based compensation (non-cash) of $1,282,100 and $345,417 for services rendered during the fiscal year ended August 31, 2012 and for the period from November 9, 2010 (date of inception) through August 31, 2011, respectively, as compensation, which is the primary reason for the increase during the current fiscal year ended August 31, 2012.

Loss from Operations

For the year ended August 31, 2012 we incurred a loss from operations of $2,578,678 as compared to $886,617 for the period from November 9, 2010 (date of inception) through August 31, 2011 due to cost of operations and professional fees paid primarily as stock based compensation as discussed above.

Other income (expense):

Gain on forgiveness of debt.

Upon the completion of the reverse merger transaction, we determined certain liabilities have been forgiven by the creditors / shareholders, which is deemed as extinguished as of August 31, 2011.  Accordingly, the Company has recorded a gain on forgiveness of debt of $261,793 that related to the write-off of these extinguished liabilities for the period from November 9, 2010 (date of inception) through August 31, 2011.

Loss on settlement of debt

For the year ended August 31, 2012, we incurred a loss on settlement of debt of $656,000 resulted from the issuance of 1,600,000 shares of our common stock, valued at $0.45 per share in settlement of the notes payable and accrued interest.

Interest expense

For the year ended August 31, 2012, we incurred $26,123 in interest expense on demand notes issued in settlement of expenses paid on the Company's behalf and working capital provided as compared to $5,237 for the period from November 9, 2010 (date of inception) through August 31, 2011. The increase was primarily due to increase in the borrowings during the year ended August 31, 2012, which was settled by issuance of common stock at the end of the year.

Net loss attributable to the non-controlling interest

Net loss attributable to non-controlling interest for the year ended August 31, 2012 was $940,725 as compared to $163,652 for the period from November 9, 2010 (date of inception) through August 31, 2011. Net loss attributable to the non-controlling interest amounted to $1,104,377 for the period from November 9, 2010 (date of inception) through August 31, 2012. The net loss attributable to the non-controlling interest represented the 30% third party ownership of Eco Ventures – Florida’s share of its net loss for the year ended August 31, 2012, for the period from November 9, 2010 (date of inception) through August 31, 2011 and for the period from November 9, 3010 (date of inception) through August 31, 2012.

Net loss attributable to Eco Ventures Group, Inc. common shareholders

Net loss attributable to Eco Ventures Group, Inc. common shareholders amounted to $2,320,077 for the year ended August 31, 2012 compared to $466,409 for the period from November 9, 2010 (date of inception) through August 31, 2011. Net loss attributable to Eco Ventures Group, Inc. common shareholders amounted to $2,786,486 for the period from November 9, 2010 (date of inception) through August 31, 2012.

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

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Since our inception on November 9, 2010, we have not generated revenue and have incurred net loss. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from related parties, and equity financing to fund our operations. These conditions as indicated in the report of our Independent Registered Public Accounting Firm dated December 26, 2012 on our consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2012, which included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

We currently have $67 cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to further develop and expand our precious metals extraction operations. Our significant capital requirements for the foreseeable future include development and operational costs, and our corporate overhead expenses.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $400,119 for the year ended August 31, 2012, as compared to net cash used of $141,051 for the period from November 9, 2010 (date of inception) through August 31, 2011. The increase was primarily due to increase in net losses and operating expenses incurred by related party on behalf of the Company in exchange for notes payable and advances which was offset by stock based compensation, loss on settlement of debt, gain on forgiveness and change in operating assets and liabilities.  Net cash used of $541,170 in operating activities for the period from November 9, 2010 (date of inception) through August 31, 2012.

Net Cash Used in Investing Activities

During the year ended August 31, 2012, we used net cash in investing activities of $36,971, as compared to $169,396 for the period from November 9, 2010 (date of inception) through August 31, 2011, for the procurement of property and equipment by Eco Ventures – Florida During the period from November 9, 2010 (date of inception) through August 31, 2012, we used net cash in investing activities of $206,367 to acquired property and equipment.

Net Cash Provided by Financing Activities

During the year ended August 31, 2012, we received net cash provided by financing activities of $381,250 primarily from sale of our Series B preferred stock of $50,000, common stock subscription of $50,000, proceeds from related party advances of $213,650 and proceeds from related party notes payable of $67,600. During the period from November 9, 2010 (date of inception) through August 31, 2011, we received proceeds from sale of our Series A preferred stock of $250,000, proceeds from related party advances of $48,604 and contributed capital by the majority owned subsidiary of $67,750. During the period from November 9, 2010 (date of inception) through August 31, 2012, we received net cash provided by financing activities of $747,604 primarily from sale of our preferred stock, common stock subscription, proceeds from related party advances and notes payable as well as the contributed capital by the majority owned subsidiary.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity, has not established any sources of revenue to cover its operating expenses from November 9, 2010 (date of inception) through August 31, 2012.  In addition, the Company has incurred deficit accumulated during development stage of $3,117,186 and used $400,119 in cash for operating activities for the year ended August 31, 2012. The Company will engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The remaining 30% ownership of Eco Ventures – Florida as of August 31, 2012 is recorded as non-controlling interest in the consolidated financial statements.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales will be recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. There was no effect on implementing ASC 605-25 on the Company’s financial position and results of operations, since the Company has not started generating revenue.

Stock-Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of August 31, 2012, the Company did not have any issued or outstanding stock options.

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

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Off-Balance sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment other than the operating leases as disclosed in Item 2, Properties and Notes to Consolidated Financial Statements (Note 10).

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to smaller reporting companies.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2012, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2012 as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2012. Our Chief Executive Officer and President/Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

The names, addresses and ages of each of our directors and executive officers and the positions and offices held by them, which director positions are for a period of one year, are:

		First
		Became Officer
Name and Address	Age	and/or Director	Position(s)

Randall Lanham 7432 State Hwy. 50 Suite 100 Groveland, FL 34736	48	July 1, 2011	Director and CEO

Mark Cox 7432 State Hwy. 50 Suite 100 Groveland, FL 34736	55	September 10, 2012	Director, President

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

●

J.D. Whittier College School of Law – 1991

●

B.S. Criminal Justice/Political Sci., U. of Delaware - 1987

●

State Bar of California – 1993

MARK COX– PRESIDENT, CHIEF FINANCIAL OFFICER AND DIRECTOR

EXPERIENCE

Mark Cox is the founder, managing partner and CEO of New Energy Fund LP. The fund is a hedge fund format designed to invest in private and public equities that are focused on the emerging sustainable energy technology market. The fund launched in December 2004. His initial experience of renewable energy came as a teacher in Nigeria in 1979 when he was involved with solar ovens made from found materials by his class of 8 year olds.

In 1982, he was a platoon commander in the Third Battalion, The Parachute Regiment, in the British Army and was awarded a Mention in Dispatches (MID) in the Falklands conflict for his role in the battle of Mt. Longdon. After working as a teacher and translator from 1983 to 1985, he joined de Zoete & Bevan, a stockbroker in the City of London, which subsequently became Barclays de Zoete Wedd (BZW) in 1985.

Mr. Cox came to the US in 1987 and worked on the international equity sell side as a salesman, analyst and head of desk for French and German equities for Dresdner Bank’s ABD Securities, Credit Agricole, Swiss Bank, and Bankhaus Metzler. In 1998, he became a portfolio manager at Pinnacle International Management LLC, an employee owned money manager based in New York, where he introduced companies such as Vestas Wind Systems, Gamesa and Solon to the Pinnacle portfolio. The investment team held the number 1 position for 5 year returns in both Nelson’s “Worlds Best Money Managers” and in Money Manager Review’s rankings up to the third quarter of 2002.   Mr. Cox also raised $78 million in new assets for Pinnacle during the significant bear market.

Recognizing the macro energy opportunity, he formed New Energy Fund L.P. in 2003 to capture the expected worldwide growth of renewable energy. The fund had its first full year of asset management in 2005 and today is in the sixth year of its track record. His interest has been in helping critical, disruptive clean tech technologies cross the ‘valley of death’ between concept, prototype and commercial demonstration. The fund has taken lead investment positions in new concept technologies, such as base load, ‘on demand’ solar power that works at night and during cloud cover and cheap hydrogen without the regulatory or infrastructural challenges. He has developed a record of selecting new effective, disruptive and economic clean technologies.  He has held the Series 7, 24, 63, and 65 NASD (FINRA) securities licenses and is fluent in French.

Education

●

Executive MBA from Columbia University in New York

●

Master’s degree in French and English from the University of Dundee in Scotland

TECHNOLOGY CONSULTANTS

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

Board Meetings

During the fiscal year ended August 31, 2012, we had two directors. During the year fiscal year ended August 31, 2012, the Board held one meeting and has taken numerous actions by unanimous written consent.

Audit, Compensation and Nominating Committees

As noted above, our common stock is listed on the OTC Bulletin Board, which does not require companies to maintain audit, compensation or nominating committees. Considering the foregoing and the fact that we are an early stage exploration company, we do not maintain standing audit, compensation or nominating committees. The functions typically associated with these committees are performed by the entire Board of Directors currently consists of two members, neither of which is considered independent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the SEC. To our knowledge, during the fiscal year ended August 31, 2012, based solely on a review of such materials as are required by the SEC, all required reporting is current and accurate.

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

Compensation Covered — All Executive Officers

The executive officers for the period from November 9, 2010 (date of inception) through August 31, 2011 and for the year ended August 31, 2012 are as follows.

Randall Lanham, Chief Executive Officer

Paul Smith, President (July 1, 2011 – September 9, 2012)

Mark Cox, President September 10, 2012 to present.

Summary Compensation Table

The following table summarizes all compensation recorded by us in the period from November 9, 2010 (date of inception) through August 31, 2011 and for the year ended August 31, 2012 for our named executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Randall Lanham, CEO (1)	2011	$ 25,000	$ -	$ 122,709	$ -	$ -	$ -	$ -	$ 147,709
	2012	150,000	-	64,926	-	-	-	-	214,926

Paul Smith, Ex-President	2011	25,000	-	122,709	-	-	-	-	147,709
and CFO (2)	2012	150,000	-	64,926	-	-	-	-	214,926

Mark Cox, President and CFO (3)	2012	$ -	$ -	$ 122,500	$ -	$ -	$ -	$ -	$ 122,500

(1)

Representing a total of 47,500 as Founder’s Shares valued at $0.8 per Share, we also issued 47,500 shares to be equally vested in next 36 months. In 2011, 2,639 shares were vested which was valued at average closing market price during the months for which stocks were vested totaling to $84,709. During the year ended August 31, 2012 15,833 stocks were valued at average of the closing market price during the month for which stocks are awarded totaling to $64,926 vested as set forth in their Employment Agreements. These Shares are all restricted in accordance with the requirements of Rule 144 under the Securities Act of 1933, as amended.

(2)

Representing a total of 47,500 as Founder’s Shares valued at $0.8 per Share, we also issued 47,500 shares to be equally vested in next 36 months. In 2011, 2,639 shares were vested which was valued at average closing market price during the months for which stocks were vested totaling to $84,709. During the year ended August 31, 2012 15,833 stocks were valued at average of the closing market price during the month for which stocks are awarded totaling to $64,926 vested as set forth in their Employment Agreements. Paul Smith has resigned as of September 10, 2012. These Shares are all restricted in accordance with the requirements of Rule 144 under the Securities Act of 1933, as amended.

(3)

Mark Cox was appointed on August 7, 2012 and 125,000 shares eligible on signing of the agreement valued at $0.98. Mark Cox is on a review term for the first 120 days. The amended agreement state the effective date of appointment as September 10, 2012 but the stock award of 125,000 restricted shares shall remain earned as of August 7, 2012. These Shares are all restricted in accordance with the requirements of Rule 144 under the Securities Act of 1933, as amended.

Executive Employment Agreements

Randall Lanham. We employed Mr. Lanham on July 1, 2011 as our Chief Executive Officer for a period of 3 years at annual salary of $300,000. Mr. Lanham will however forgo 50% of his salary until the Company receives a significant portion of its financing to expand its operations and execute its business plan. Mr. Lanham is entitled to an annual bonus to equal to 1% of the Company’s EBITA for each fiscal year during the Employment Period not to exceed $500,000.  Mr. Lanham received 47,500 shares of the Company’s restricted Common Stock in conjunction with the reverse-merger transaction.  The Company shall award an additional 1,319 shares of its "restricted stock" for each month that Mr. Lanham remains in the employ of the Company, up to a maximum of thirty-six (36) months.

Paul Smith. We employed Mr. Smith on July1, 2011 through September 9, 2012.  Mr. Smith upon resignation forgave all back salary and agreed to three hundred thousand restricted shares of common stock and reimbursement of $27,000 in expenses.

Mark Cox.  We employed Mr. Cox on August 7, 2012 as our President and CFO for a period of 2 years at annual salary of $150,000. Mr. Cox will however forgo 100% of his salary until the Company receives a significant portion of its financing to expand its operations and execute its business plan. Mr. Cox is entitled to an annual bonus to equal to 1% of the Company’s EBITA for each fiscal year during the Employment Period not to exceed $500,000.  Mr. Cox shall receive 125,000 shares of the Company’s restricted Common Stock in conjunction with signing as President and CFO. Upon successful completion of a one and twenty (120) day review period, the Company shall also award an additional 50,000 shares of its "restricted stock" for each month that Mr. Cox remains in the employ of the Company, up to a maximum of twenty-four (24) months. The amended agreement state the effective date of appointment as September 10, 2012 but the stock award of 125,000 restricted shares shall remain earned as of August 7, 2012 and other term to be as same.

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

In order to be able to grant qualified “incentive stock options” under the 2011 Plan in accordance with Section 422 of the Internal Revenue Code, as amended, we must obtain shareholder approval of the 2011 Plan within 12 months before or after the 2011 Plan was adopted. Accordingly, we submitted the Plan for shareholder approval in June 2011 and the 2011 Plan was approved by shareholder action upon written consent in accordance with the By-Laws of the Company.

Unless terminated earlier by the Board, the 2011 Plan will expire on December 31, 2021. As of August 31, 2012 there are no outstanding options under the 2011 Plan, and no shares of Common Stock has been issued under the 2011 Plan.

Outstanding Equity Awards at Fiscal Year-end

There we no outstanding equity awards for our Executive officers in the period from November 9, 2010 (date of inception) through August 31, 2012.

Stock Option Exercised

There were no stock options exercised on common shares in the period from November 9, 2010 (date of inception) through August 31, 2012, with respect to the named executives listed in the Summary Compensation Table.

Expense Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

Retirement Plans and Benefits.

None.

Director Compensation

The following table summarizes all director compensation for our Executive officers in the most recent fiscal year ended August 31, 2012 and the previous fiscal year ended August 31, 2012.   No compensation was paid in either fiscal year due to lack of operating funds.  There are no other standard compensation arrangements in place and all directors are treated equally with respect to any compensation.

	Fees earned or	Stock	Option	Total
Name	paid in cash ($)	awards ($)	awards ($)	($)

Randall Lanham	—	—	—	—
Paul Smith	—	—	—	—
Mark Cox	—	—	—	—

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 18, 2012, by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group. Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Except as indicated, the address of each of the persons named in the table is that of the Company’s principal executive offices. As of December 18, 2012, there were 750,000,000 shares of our common stock authorized and 39,542,609 shares issued.

	Name and Address of	Amount and Nature of		Percentage of
Title of Class	Beneficial Owner	Beneficial Ownership		Common Stock
Common Stock	Randall J. Lanham (2)	2,096,250	(1)	5.3%

Common Stock	Paul Smith (2)	96,250		0.2%

Common Stock	Ryze Capital, NA LLC 121 South Orange Ave Suite 1230 Orlando, FL 32801	17,900,000		45.3%

Common Stock	Adobe International The Matalon Coney Drive Belize City, Belize	9,000,000	(1)	22.8%

Common Stock	All officers and directors (2 persons)(2)	2,192,500		5.5%

______________________

(1)	All shares are owned directly.
(2)	Officer and director.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We have borrowed funds (See Note 5 and 8 to the Consolidated Financial Statements), from related parties.  In connection with the borrowings, we have executed unsecured promissory notes (“Notes”) to related parties which are due on demand and carry interest rate of 8% per annum. These Notes are in the amounts of $138,026 payable to Central Florida Resources Group, Inc.  The Notes also provide that we pay collection costs and attorney fees if the Notes are not paid when due.

In addition, our Chief Executive Officer, President/Chief Financial Officer and a principal shareholder have advanced funds of $315,240 and $48,604 as of August 31, 2012 and 2011, respectively to the Company for travel and working capital purposes.  There are no formal repayment terms or arrangements for these advances and are due on demand. Central Florida Resources Group has advanced a total of $221,377. Also, as per employment agreement, the Company charged to operations salary expenses to CEO and President of $300,000 and $50,000 for the year ended August 31, 2012 and for the period from November 9, 2010 (date of inception) through August 31, 2011, respectively.

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

Item 14.  Principal Accountant Fees and Services

RBSM LLP (“RBSM”) has served as our independent registered public accounting firm since August 16, 2011.  RBSM was also Eco Ventures – Florida’s independent registered public accounting firm prior to the completion date of the Reverse Merger transaction on June 1, 2011.   Prior to August 16, 2011, MaloneBailey LLP served as the Company’s then independent registered accounting firm.

The following table sets forth fees billed to us by RBSM during the fiscal years ended August 31, 2012 and 2011 for: (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated  financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Fiscal Years Ended
	August 31, 2012	August 31, 2011
Audit Fees (1)	$ 36,500	$ -
Audit Related Fees (2)	-	28,000
Tax Fess (3)	-	-
All Other Fees (4)	-	-
	$ 36,500	$ 28,000

(1) Audit Fees

Audit fees include fees incurred for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2011, the reviews of the quarterly interim consolidated financial statements included in the Company’s Forms 10-Q for the fiscal year ended August 31, 2012, and services rendered to issue consents required in certain of the Company’s registration statements. RBSM has billed us $36,500 for audit fees incurred during the fiscal year ended August 31, 2012 in connection with the audit of our annual consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2011 and review of our fiscal year ended August 31, 2012’s quarterly interim financial statements included in our Form 10-Q.

 (2) Audit-Related Fees

RBSM billed us audit-related fees in the aggregate amount of approximately $0 and $28,000 during the fiscal year ended August 31, 2012 and during the period from November 9, 2010 (date of inception) through August 31, 2011 in connection their audit of our majority owned subsidiary, Eco Ventures – Florida’s March 31, 2011 financial statements and review of the Form 8-K.

(3) Tax Fees

No fees of this sort were billed by RBSM during the period from November 9, 2010 (date of inception) through August 31, 2012.

(4) All Other Fees

No fees of this sort were billed by RBSM during the period from November 9, 2010 (date of inception) through August 31, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

See Index to Financial Statements immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Eco Ventures Group, Inc.

By:	/s/ Randall Lanham
Randall Lanham
Chief Executive Officer

By:	/s/ Mark Cox
Mark Cox
President, Chief Financial Officer & Principal Accounting Officer

December 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 26, 2012.

Signature	Title

/s/ Randall Lanham	Chief Executive Officer and Director
R Randall Lanham	(Principal Executive Officer)

/s/ Mark Cox	President, Chief Financial Officer (Principal Accounting
Mark Cox	Officer) and Director

EXHIBIT INDEX

Exhibit

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer*

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer*

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer*

32.2	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Chief Financial Officer*

101	Interactive data files**

* Filed herewith

** to be filed by amendment

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of August 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the year ended August 31, 2012, for the period from November 9, 2010 (date of inception) through August 31, 2011 and for the period from November 9, 2010 (date of inception) through August 31, 2012

F-4

Consolidated Statement of (Deficit) Equity for the period from November 9, 2010 (date of inception) through August 31, 2012	F-5 – F-6

Consolidated Statements of Cash Flows for the year ended August 31, 2012, for the period from November 9, 2010 (date of inception) through August 31, 2011 and for the period from November 9, 2010 (date of inception) through August 31, 2012

F-7

Notes to Consolidated Financial Statements	F-8 – F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Eco Ventures Group, Inc.

(formerly Modern Renewable Technologies, Inc.)

We have audited the accompanying consolidated balance sheets of Eco Ventures Group, Inc. and Subsidiary (the “Company”), a development stage company as of August 31, 2012 and 2011 and the related consolidated statements of operations, (deficit) equity and cash flows for the year ended August 31, 2012, for the period from November 9, 2010 (date of inception) through August 31, 2011 and for the period from November 9, 2010 (date of inception) through August 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the consolidated financial position of Eco Ventures Group, Inc. as of August 31, 2012 and 2011, and the results of operations, (deficit) equity and cash flows for the year ended August 31, 2012, for the period from November 9, 2010 (date of inception) through August 31, 2011 and for the period from November 9, 2010 (date of inception) through August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York

December 26, 2012

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

	August 31, 2012	August 31, 2011
ASSETS

Current Assets
Cash	$ 67	$ 55,907
Deposits	10,000	10,000
Total current assets	10,067	65,907
Property, plant and equipment	766,367	729,396

TOTAL ASSETS	$ 776,434	$ 795,303

LIABILITIES AND (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 856,500	$ 148,983
Notes payable, related parties	138,026	265,474
Advances, related parties	315,240	48,604
Total current liabilities	1,309,766	463,061
Commitments and contingencies	-	-

(Deficit) equity
Eco Ventures Group, Inc. Equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized	-	-
Series A cumulative convertible preferred stock, $0.001 par value; 4,000,000 shares designated, 75,000 shares issued and outstanding as of August 31, 2012 and 2011	75	75
Series B cumulative convertible preferred stock, $0.001 par value; 6,120,800 shares designated, 20,000 and Nil shares issued and outstanding as of August 31,2012 and 2011, respectively	20	-
Common stock, $0.001 par value; 750,000,000 shares authorized, 35,606,841 and 1,959,888 shares issued as of August 31, 2012 and 2011, respectively and 4,511,841 and 1,959,888 shares outstanding as of August 31, 2012 and 2011, respectively	4,511	1,960
Preferred stock subscription	100,000	100,000
Common stock subscription	50,000	-
Additional paid-in capital	3,345,299	1,002,643
Deficit accumulated during the development stage	(3,117,186)	(797,109)
Total Eco Ventures Group, Inc. Equity	382,719	307,569

Non-controlling interest	(916,052)	24,673

Total (deficit) equity	(533,333)	332,242

TOTAL LIABILITIES AND (DEFICIT) EQUITY	$ 776,434	$ 795,303

The accompanying notes are an integral part of these consolidated financial statements.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

	For the Year Ended August 31, 2012	For the Period from date of inception (November 9, 2010) Through August 31, 2011	For the Period from date of inception (November 9, 2010) Through August 31, 2012

Operating expenses	$ 267,058	$ 56,023	$ 323,081
General and administrative expenses	2,311,620	830,594	3,142,214

Loss from operations	(2,578,678)	(886,617)	(3,465,295)

Other income (expense)

Gain on forgiveness of debt	-	261,793	261,793
Loss on settlement of debt	(656,000)	-	(656,000)
Interest expense	(26,123)	(5,237)	(31,360)

Total other income (expense)	(682,123)	256,556	(425,567)

Net loss	(3,260,801)	(630,061)	(3,890,862)

Net loss attributable to non-controlling interest	(940,725)	(163,652)	(1,104,377)

Net loss attributable to Eco Ventures Group, Inc. common shareholders	$ (2,320,077)	$ (466,409)	$ (2,786,486)

Weighted average common shares – basic and diluted	2,287,928	637,950

Net loss per share - basic and diluted	$ (1.01)	$ (0.73)

The accompanying notes are an integral part of these consolidated financial statements.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(A Development Stage Company)

Consolidated Statement of Equity (Deficit)

FOR THE PERIOD FROM NOVEMBER 9, 2010 (DATE OF INCEPTION) THROUGH AUGUST 31, 2012

	Preferred shares						Series A Preferred shares		Common shares
	Series A		Series B		Common shares		subscribed		subscribed
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at date of inception (November 9, 2010) as adjusted for recapitalization and reverse stock split	-	$ -	-	$ -	231	$ -	-	$ -	-	$ -
Effect of Reverse Merger:
Common stock issued in connection with the shares exchange transaction, settlement of notes payable and effect of recapitalization	-	-	-	-	1,739,658	1,740	-	-	-	-
Common stock issued in May 2011 for services rendered at fair value of $0.8 per share	-	-	-	-	125,000	125	-	-	-	-
Common stock issued in May 2011 for officers' compensation at fair value of $0.8 per shares					95,000	95
Sale of Series A preferred stock in June 2011 at $2.00 per share	50,000	50	-	-	-	-	-	-	-	-
Sale of Series A preferred stock in July 2011 at $2.00 per share	25,000	25	-	-	-	-	-	-	-	-
Preferred stock subscription	-	-	-	-	-	-	40,000	100,000	-	-
Capital contributed to majority owned subsidiary	-	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-
Balance, September 1, 2011	75,000	75	-	-	1,959,888	1,960	40,000	100,000	-	-

Sale of Series B preferred stock in October 2011 at $2.50 per share	-	-	20,000	20	-	-	-	-	-	-
Common stock issued in November 2011 for officer compensation at $3.60 per share	-	-	-	-	1,250	1	-	-	-	-
Common stock issued in January 2012 in settlement of notes payable at $1.60 per share	-	-	-	-	20,000	20	-	-	-	-
Common stock issued in February 2012 in settlement of notes payable at $1.60 per share	-	-	-	-	62,961	63	-	-	-	-
Common stock issued in March 2012 in settlement of notes payable at $1.60 per share	-	-	-	-	100,242	100	-	-	-	-
Common stock issued in April 2012 for officers compensation at $0.80 per share	-	-	-	-	11,250	11	-	-	-	-
Common stock subscription received in August 2012 at $0.50 per share			-	-	-	-	-	-	100,000	50,000
Common stock issued in August 2012 for services rendered at $0.80 per share	-	-	-	-	50,000	50	-	-	-	-
Common stock issued in August 2012 in settlement of notes payable at $0.45 per share	-	-	-	-	1,600,000	1,600	-	-	-	-
Common stock issued in August 2012 for professional services at $1 per share	-	-	-	-	6,250	6	-	-	-	-
Common stock issued in August 2012 for professional services at $0.70 per share	-	-	-	-	700,000	700	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-
Balance, August 31, 2012	75,000	$ 75	20,000	$ 20	4,511,841	$ 4,511	40,000	$ 100,000	100,000	$ 50,000

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(A Development Stage Company)

Consolidated Statement of Equity (Deficit) (Continued)

FOR THE PERIOD FROM NOVEMBER 9, 2010 (DATE OF INCEPTION) THROUGH AUGUST 31, 2012

	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total	Non-Controlling Interest	Equity (Deficit)

Balance at date of inception (November 9, 2010) as adjusted for recapitalization and reverse stock split	$ 250	$ -	$ 250	$ -	250
Effect of Reverse Merger:
Common stock issued in connection with the shares exchange transaction, settlement of notes payable and effect of recapitalization	67,846	(330,700)	(261,114)		(261,114)
Common stock issued in May 2011 for services rendered at fair value of $0.8 per share	99,875	-	100,000	-	100,000
Common stock issued in May 2011 for officers' compensation at fair value of $0.8 per shares	75,905	-	76,000	-	76,000
Sale of Series A preferred stock in June 2011 at $2.00 per share	99,950	-	100,000	-	100,000
Sale of Series A preferred stock in July 2011 at $2.00 per share	49,975	-	50,000	-	50,000
Preferred stock subscription	-	-	100,000	-	100,000
Capital contributed to majority owned subsidiary	439,425	-	439,425	188,325	627,750
Stock based compensation	169,417	-	169,417	-	169,417
Net loss	-	(466,409)	(466,409)	(163,652)	(630,061)
Balance, September 1, 2011	1,002,643	(797,109)	307,569	24,673	332,242

Sale of Series B preferred stock in October 2011 at $2.50 per share	49,980	-	50,000	-	50,000
Common stock issued in November 2011 for officer compensation at $3.60 per share	4,499	-	4,500	-	4,500
Common stock issued in January 2012 in settlement of notes payable at $1.60 per share	31,980	-	32,000	-	32,000
Common stock issued in February 2012 in settlement of notes payable at $1.60 per share	100,674	-	100,737	-	100,737
Common stock issued in March 2012 in settlement of notes payable at $1.60 per share	160,286	-	160,387	-	160,387
Common stock issued in April 2012 for officers compensation at $0.80 per share	8,989	-	9,000	-	9,000
Common stock subscription received in August 2012 at $0.50 per share	-	-	50,000	-	50,000
Common stock issued in August 2012 for services rendered at $0.80 per share	39,950	-	40,000	-	40,000
Common stock issued in August 2012 in settlement of notes payable at $0.45 per share	718,400	-	720,000	-	720,000
Common stock issued in August 2012 for professional services at $1 per share	6,244	-	6,250	-	6,250
Common stock issued in August 2012 for professional services at $0.70 per share	489,300	-	490,000	-	490,000
Stock based compensation	732,353	-	732,353	-	732,353
Net loss	-	(2,320,077)	(2,320,077)	(940,725)	(3,260,802)
Balance, August 31, 2012	$ 3,345,299	$ (3,117,186)	$ 382,719	$ (916,052)	$ (533,333)

The accompanying notes are an integral part of these consolidated financial statements.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(A Development Stage Company)

Consolidated Statement of Cash Flows

	Year Ended August 31, 2012	For the period from date of inception (November 9, 2010) Through August 31, 2011	For the period from date of inception (November 9, 2010) Through August 31, 2012

Cash flows from operating activities:
Net loss	$ (3,260,801)	$ (630,061)	$ (3,890,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,282,100	345,417	1,627,517
Gain on forgiveness of debt	-	(261,793)	(261,793)
Operating expenses incurred by related party on behalf of the Company in exchange for notes payable and advances	203,657	265,474	469,131
Loss on settlement of debt	656,000	-	656,000
Changes in operating assets and liabilities:
Deposits	-	(10,000)	(10,000)
Accounts payable and accrued expenses	718,926	149,912	868,838
Net cash used in operating activities	(400,119)	(141,051)	(541,170)

Cash flows from investing activities:
Purchase of property and equipment	(36,971)	(169,396)	(206,367)
Net cash used in investing activities	(36,971)	(169,396)	(206,367)

Cash flows from financing activities:
Proceeds from the sale of Series A preferred stock	-	250,000	250,000
Proceeds from the sale of Series B preferred stock	50,000	-	50,000
Proceeds from the common stock subscription	50,000	-	50,000
Proceeds from advances, related parties	213,650	48,604	262,254
Proceeds from notes payable, related parties	67,600	-	67,600
Contributed capital by majority owned subsidiary	-	67,750	67,750
Net cash provided by financing activities	381,250	366,354	747,604

Net (decrease) increase in cash and cash equivalents	(55,840)	55,907	67
Cash and cash equivalents, beginning of period	$ 55,907	$ -	$ -

Cash and cash equivalents, end of period	$ 67	$ 55,907	$ 67

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -
Non-cash investing and financing activities:
Property, plant and equipment acquired by certain investors as capital contribution	$ -	$ 560,000	$ 560,000
Common stock issued in settlement of notes payable and accrued interest	$ 357,126	$ -	$ 357,126
Notes payable issued in exchange for expenses paid by related parties	$ 203,657	$ 265,474	$ 469,131

The accompanying notes are an integral part of these consolidated financial statements.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis and business presentation

Eco Ventures Group, Inc. (“EVG” or the “Registrant”), a public traded and holding company of our planned expanding lines of business, formerly known as Modern Renewable Technologies, Inc., was incorporated under the laws of the State of Nevada in April 2002.  In connection with the consummation of the reverse merger transaction on June 1, 2011 with Eco Ventures Group, Inc., a Florida corporation (“Eco Ventures – Florida”) formed on November 9, 2010 (date of inception), the accounting acquirer (see below), EVG changed its name to Eco Ventures Group, Inc., a Nevada corporation.  The historical financial statements are those of Eco Ventures – Florida, the accounting acquirer, immediately following the consummation of the reverse merger.  All references that refer to (the “Company” or “Eco Ventures Group” or "EVG" or “we” or “us” or “our”) are to Eco Ventures Group, Inc., the Registrant and its wholly and or majority owned subsidiaries unless otherwise differentiated, Eco Ventures Group, Inc., a Florida formed corporation.  We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and specialize in the planned extraction of precious metals from mineralized waste bodies and reclaimed mine tailings and also will focus on the production of advanced biodiesel from recovered cooking oils and oil rich plants. We have not generated any revenues to date, have incurred expenses and has sustained losses since November 9, 2010 (date of inception).  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from November 9, 2010 (date of inception) through August 31, 2012, we have accumulated a deficit through its development stage of $3,117,186.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Eco Ventures - Florida.  All significant intercompany balances and transactions have been eliminated in consolidation.

The remaining 30% ownership of Eco Ventures – Florida as of August 31, 2012 is recorded as non-controlling interest in the consolidated financial statements.

Reverse Merger and Corporate Restructure

On May 27, 2011, the Registrant entered into a material definitive agreement for the acquisition of 70% of the capital stock of Eco Ventures Group, Inc., a Florida corporation (“Eco Ventures – Florida”).  The acquisition was completed on June 1, 2011 through issuance of 1,5375,00 (including 125,000 shares issued to consultants and 95,000 shares issued to officers) shares of Common Stock of the Company in exchange for 467 Shares of Eco Ventures - Florida in a tax-free share exchange. A total of 422,158 shares of Common Stock of the Registrant shall be issued to Holders of the Registrant’s outstanding Convertible Debentures.  Upon the conversion of all such Convertible Debentures, the Registrant had a total of 1,959,888 Shares of Common Stock issued and outstanding.

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

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales will be recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. There was no effect on implementing ASC 605-25 on the Company’s financial position and results of operations, since the Company has not started generating revenue.

Cash

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.  As of August 31, 2012, all acquired property and equipment has yet to be placed in service, therefore no depreciation was recorded for the period from November 9, 2010 (date of inception) through August 31, 2012.

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Shares issuable upon conversion of the Series A and Series B preferred stock have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Diluted shares outstanding were 2,401,328 shares as of August 31, 2012.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of August 31, 2012, the Company did not have any issued or outstanding stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from November 9, 2010 (date of inception) through August 31, 2012.

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

On September 10, 2012, the Board of Directors (the “Board”) of Eco Ventures Group, Inc. (the “Company”) accepted the resignation of Paul Smith as President.   Mr. Mark Cox was appointed to President on September 10, 2012.

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

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements from November 9, 2010 (date of inception) through August 31, 2012, the Company incurred deficit accumulated during development stage of $3,117,186, used $400,119 in cash for operating activities for the year ended August 31, 2012. In addition, the Company is in a development stage, has yet commercialized its planned business and has not generated any revenues since inception.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of August 31, 2012 and 2011 are comprised of the following:

	August 31, 2012	August 31, 2011
Office furniture and fixtures	$ 1,667	$ 542
Equipment	149,214	149,214
Leasehold improvements	19,640	19,640
Construction in process	595,846	560,000
Total property, plant and equipment	$ 766,367	$ 729,396

As of August 31, 2012, the Company is currently in the assembly and testing mode, not in operations.  Therefore no depreciation was recorded for the period from November 9, 2010 (date of inception) through August 31, 2012.

During the period from November 9, 2010 (date of inception) through August 31, 2012, the Company received property and equipment from three investors at a fair value of $560,000. The transaction was recorded as a capital contribution.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of August 31, 2012 and 2011 are comprised of the following:

	August 31, 2012	August 31, 2011
Accounts payable	$ 425,952	$ 39,921
Accrued interest	19,952	5,236
Accrued compensation	410,596	103,826
Total accounts payable and accrued liabilities	$ 856,500	$ 148,983

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

Upon the completion of the reverse merger transaction, the Company determined certain liabilities have been forgiven by the creditors/shareholders, which is deemed as extinguished as of August 31, 2011. Accordingly, the Company has recorded a gain on forgiveness of debt of $261,793 that related to the write-off of these extinguished liabilities during the year ended August 31, 2011.

NOTE 5 – NOTES PAYABLE, RELATED PARTIES

Notes payable as of August 31, 2012 and 2011 are comprised of the following:

	August 31, 2012	August 31, 2011

Note payable, 8% per annum, due on demand, unsecured	$ -	$ 265,474
Note payable, 8% per annum, due on demand, unsecured	23,821
Note payable, 8% per annum, due on demand, unsecured	34,075
Note payable, 8% per annum, due on demand, unsecured	16,317	-
Note payable, 8% per annum, due on demand, unsecured	37,827
Note payable, 8% per annum, due on demand, unsecured	10,053
Note payable, 8% per annum, due on demand, unsecured	15,933	-
Total	$ 138,026	$ 265,474

From November 9, 2010 (date of inception) through August 31, 2011, the Company issued two notes in the aggregate of $265,474 in exchange for operating expenses paid on behalf of the Company by two shareholders of its majority owned subsidiary.  The notes bear an 8% per annum interest rate, unsecured and are due on demand.

During the year ended August 31, 2012, the Company issued an aggregate of 1,783,203 shares of common stock, valued at $0.45 - $1.60 per share in settlement of $357,124 of the outstanding notes payable and accrued interest and recorded a loss on settlement of notes payable and accrued interest of $656,000.

During the year ended August 31, 2012, the Company issued six notes totaling $138,026 in exchange for operating funds provided by a shareholder of its majority owned subsidiary.  The notes bear an 8% per annum interest rate, unsecured and are due on demand.

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

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

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

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

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

As of August 31, 2012 and 2011, 75,000 shares of Series A Redeemable Convertible Preferred Stock were issued and outstanding.  Also, during the year ended August 31, 2011, the Company received $100,000 as a subscription for 40,000 shares of Series A preferred stock and is shown as a preferred stock subscription as of August 31, 2012 and 2011 in the accompanying consolidated financial statements, which the Company has not yet issued the Series A preferred stock as the filing date of this report.

As per the subscription agreement for 75,000 preferred stock Series A issued, each Series A shares will be converted into one share of the Company’s common stock and one share of Raptor Technology Group, Inc.

Series B Cumulative Convertible Preferred Stock ("Series B")

In September 2011, the Company designated 6,120,800 shares as Series B Cumulative Convertible Preferred stock

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

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

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

Conversion rights

Subsequent to one (1) year from the date of issuance, each share of Series B Preferred Stock shall be convertible at the option of the holder thereof (except as prohibited by law), in full or in part,  into one point nine two (1.92) shares of fully paid and non-assessable shares of common stock of the Company provided.

During the year ended August 31, 2012, the Company issued 20,000 shares of its Series B Redeemable Convertible Preferred stock in exchange for proceeds of $50,000, valued at $2.50 per share.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

As of August 31, 2012 and 2011, 20,000 and nil shares of Series B Cumulative Redeemable Convertible Preferred Stock were issued and outstanding, respectively.

Common stock

The Company is authorized to issue 750,000,000 shares of $0.001 par value common stock as of August 31, 2012.  As of August 31, 2012 and 2011, 35,606,841 and 1,959,888 shares of the Company's common stock were issued and 4,511,841 and 1,959,888 shares of the Company's common stock were outstanding, respectively.

On May 25, 2012 the shareholders and the board of directors of the Company approved a one (1) share for every forty (40) share reverse stock split.  The reverse stock split had a record date of May 29, 2012 and an effective date of July 11, 2012.  All per share amounts in these consolidated financial statements and accompanying notes have been retroactively adjusted to the earliest period presented for the effect of this reverse stock split.

In May 2011, in connection with entering a joint venture (See Note 10 below), the Company issued an aggregate of 125,000 shares of its common stock in exchange for services rendered with a fair value of $100,000.

In May 2011, in connection with the reverse merger transaction, the Company issued an aggregate of 56,288 shares of its common stock in exchange for old notes payable of $349,726.

In May, 2011, in connection with the reverse merger transaction, the Company issued an aggregate of 95,000 shares of its common stock in exchange for two officers’ compensation with a fair value of $76,000.

In May, 2011, in connection with the reverse merger transaction, the Company issued an aggregate of 1,317,500 shares of its common stock in exchange for 467 shares or 70% interest of Eco Ventures - Florida (See Note 1 above).

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

On July 23, 2012, the Company issued, but held in escrow 31,000,000 shares of its common stock.

On August 1, 2012, the Company issued 1,600,000 shares of its common stock in exchange for a note payable and accrued interest in the amount of $64,000, valued at $0.45 per share. The Company recorded a loss on settlement of debt of $656,000 during the year ended August 31, 2012.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

On August 8, 2012, the Company issued 6,250 shares of its common stock in exchange services rendered in the amount of $6,250 valued at $1 per share.

On August 22, 2012, Company received subscription money of $50,000 for 100,000 shares of restricted common stock, valued at $0.50 per share.

On August 22, 2012, the Company issued 750,000 shares of its common stock in exchange for services rendered in the amount of $530,000 valued at $0.70-$0.80 per share

In consideration for services rendered during the fourth quarter ended August 31, 2012 by a consulting firm, the Company issued 1,600,000 shares of its common stock on October 4, 2012 and charged to operation as stock based compensation of $480,000 fair valued at $0.30 per share during the year ended August 31, 2012.

In addition, in consideration for services rendered in August 2012 by Mark Cox, the Company will subsequently issue 125,000 shares of its common stock and charged to operation as stock based compensation of $122,500 valued at $0.98 per share during the year ended August 31, 2012.

As per employment agreement, the Company charged to operation as a stock based compensation of $129,853, fair value of 31,667 of shares of its restricted stock to the President and CEO for the year ended August 31, 2012.

NOTE 7 - STOCK OPTIONS

On July 26, 2011, the 2011 Incentive Stock Option Plan (the “2011 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company was approved by the Board of Directors and reserved 10.0 million shares of the Company’s common stock for the 2011 Plan.

As of August 31, 2012 and 2011, the Company has not granted any stock options under the 2011 Plan.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s current officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were $315,240 and $48,604 advances due at August 31, 2012 and August 31, 2011, respectively.

As described in Note 5, above, from November 9, 2010 (date of inception) through August 31, 2011, the Company issued two notes in the aggregate of $265,474 and during the year ended August 31, 2012, the Company issued six notes in the aggregate of $138,026 to the non-controlling interest shareholders of Eco Ventures – Florida.  The notes bear an 8% per annum interest rate, unsecured and are due on demand. The Company charged interest expense of $26,123 and $5,237 for related party notes for the year ended August 31, 2012 and for the period from November 9, 2010 (date of inception) through August 31, 2011, respectively and $31,360 for the period November 9, 2010 (date of inception) through August 31, 2012.

Also, as per employment agreement, the Company charged to operations salary expenses to Chief Executive Officer, Randall Lanham and ex-president and ex-chief financial officer Paul Smith of $300,000 and $50,000 for the year ended August 31, 2012 and for the period from November 9, 2010 (date of inception) through August 31, 2011, respectively, and $350,000 for the period November 9, 2010 (date of inception) through August 31, 2012.

During the year ended August 31, 2012, the Company Charged to operation as stock based compensation $122,500 valued at $0.98 per share of the 125,000 shares for services rendered in August 2012 by Mark Cox, who became the Company’s Chief Financial Officer effective September 10, 2012.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

NOTE 9 - NON CONTROLLING INTEREST

The remaining 30% ownership of Eco Ventures – Florida is recorded as Non Controlling interest in the unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

A reconciliation of the non controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the year ended August 31, 2012:

Net loss	$3,135,749
Average Non-controlling interest percentage	30.0%
Net loss attributable to the non-controlling interest	$940,725

The following table summarizes the changes in Non-Controlling Interest from November 9, 2010 (date of inception) through August 31, 2012.

Balance, November 9, 2010 (date of inception)	$-
Non controlling interest portion of contributed capital	188,325
Net loss attributable to the non-controlling interest	(163,652)
Balance, August 31, 2011	24,673
Net loss attributable to the non-controlling interest	(940,725)
Balance, August 31, 2012	$(916,052)

NOTE 10 -COMMITMENTS AND CONTINGENCIES

Employment Agreement

Mark Cox.  In August, 2012, the Board of Directors (the “Board”) of Eco Ventures Group, Inc. (the “Company”) elected Mark Cox as the Company’s President. The Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Cox.  Pursuant to this Agreement, the Company shall pay Mr. Cox an annual salary at the rate of $150,000 a year during the Employment Period, however Mr. Cox will forgo 100% of his salary until the Company receives a significant portion of its financing to expand its operations and execute its business plan. In addition, the Company issued to Mr. Cox one hundred and twenty thousand (125,000) shares of its “restricted stock” valued at $0.98 per share and charged to operations as a stock based compensation of $122,500 during the year ended August 31, 2012.  Mr. Cox shall receive an additional one hundred and twenty thousand (125,000) shares upon successful completion of his sixty (60) day review.  Upon successful completion of a one and twenty (120) day review period, the Company shall also award an additional 50,000 shares of its "restricted stock" for each month that Mr. Cox remains in the employ of the Company, up to a maximum of twenty-four (24) months. The amended agreement dated September 10, 2012 state the effective date of appointment as September 10, 2012 but the stock award of 125,000 restricted shares shall remain earned as of August 7, 2012 and other term to be remain as same.

Randall Lanham. The Company entered into an employment contract on July 1, 2011 with Mr. Lanham as Chief Executive Officer for a period of 3 years at an annual salary of $300,000.  Mr. Lanham will however forgo 50% of his salary until the Company receives a significant portion of its financing to expand its operations and execute its business plan. Mr. Lanham is entitled to an annual bonus to equal to 1% of the Company’s EBITA for each fiscal year during the Employment Period but not to exceed $500,000.  Mr. Lanham received 47,500 shares of the Company’s common stock in conjunction with the reverse merger transaction. The Company shall award an additional 1,319 shares of its "restricted stock" for each month that Mr. Lanham remains in the employ of the Company, up to a maximum of thirty-six (36) months.

Paul Smith. The Company entered into an employment contract on July 1, 2011 with Mr. Smith as our President and Chief Financial Officer for a period of 3 years at an annual salary of $300,000.  Mr. Smith will however forgo 50% of his salary until the Company receives a significant portion of its financing to expand its operations and execute its business plan. Mr. Smith is entitled to an annual bonus to equal to 1% of the Company’s EBITA for each fiscal year during the Employment Period but not to exceed $500,000.  Mr. Smith received 47,500 shares of the Company’s common stock in conjunction with the reverse merger transaction.   The Company shall award an additional 1,319 shares of its "restricted stock" for each month that Mr. Smith remains in the employ of the Company, up to a maximum of thirty-six (36) months. On September 10, 2012, the Board of Directors (the “Board”) of Eco Ventures Group, Inc. (the “Company”) accepted the resignation of Paul Smith as President (see Note 13 Subsequent Events).

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

Operating Lease Commitments

The Company's initial headquarters, operations and manufacturing facilities are located at 7432 State Road 50, Suite 101, Groveland, FL, in a light-industrial complex 25 miles west of Orlando, FL. The Company has leased an office / warehouse complex with a large warehouse facility for its planned Mineral Recovery Operation and Bio-Diesel Operation. The warehouse contains the completed 5,000 ton per year facility, which is already plumbed for expansion to a 10,000 concentrated ton per year facility. The leases shall be for a period of Eleven (11) year term commencing April 1, 2011. The Company has an option to extend the term of these leases for five successive periods of one year each with a 3.5% escalation clause upon each renewal.

Minimum lease payments are as follows:

Year ended August 31,
2013	$ 185,867
2014	192,372
2015	199,105
2016	206,074
2017	213,286
Thereafter	1,076,098
Total	$ 2,072,801

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

In conjunction with the Joint Venture Agreement, the Company issued an aggregate of 125,000 shares of its common stock to consultants for services rendered as compensation with a fair value of $100,000, which were recorded in the operations during the year ended August 31, 2011.  In addition, each member of the joint venture shall be entitled to one board seat on the other's board of directors.

Reorganization Agreement and Deal Flow Agreement

On July 30, 2012, the Board of Directors of Eco Ventures Group, Inc. (OTCBB: EVGI)(the “Company”) ratified a definitive “Reorganization Agreement” (“the Agreement”) between the Company and Energiepark Supitz GmbH (“Energiepark”) whereby the Company will acquire 75% of the Shares of Energiepark in exchange for Shares of the Company which, upon issuance, will constitute 30% of the issued and outstanding Shares of Common Stock of the Company (“the Acquisition Shares”), and cash consideration of $3,000,000.  The Company has the option to acquire the remaining 25% of the Shares of Energiepark at a price which will be equal to 25% of the net value of the combined companies, as defined in the Agreement.  The Agreement was signed and notarized by Energiepark, in accordance with German law, on August 1, 2012.  Per the agreement, the Company has until February 24, 2013 to complete the acquisition.  The Company is currently reviewing term sheets, but has not nor confirmed funding.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

As part of the Pre-Closing conditions of the Agreement Eco Ventures Group, Inc took the following actions:

(a)

The Board of Directors of EVGI shall unanimously approve and deliver to Cutler Law Group, P.C. (“Escrow Agent”) resolutions with respect to approving the Transactions set forth herein and share certificates issued in accordance with the below schedule (“Escrowed Shares”):

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

(b)

Ryze Capital N.A. LLC – Seventeen million, nine hundred thousand shares (17,900,000);

(c)

Adobe International, Inc. – Nine million shares (9,000,000);

(d)

Summit Trading, LLC. – One million, eight hundred and fifty thousand shares (1,850,000);

(e)

It was agreed that the Chairman of the Board of EVGI shall have the right to vote the stock until such time as the Energiepark Süptitz GmbH and EVGI business combination is complete (“EPS – EVGI Transaction”).

In connection with the deal flow agreement, the Company also approved and delivered to Cutler Law Group (escrow agent) 2,250,000 shares of common stock to Randall Lanham as a commission upon closing of the deal flow agreement.

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

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of August 31, 2012.

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

At August 31, 2012, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $2,988,000 which expiring through the fiscal tax year 2031, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carryforwards may be significantly limited as to the amount of use in a particular years. Components of deferred tax assets as of August 31, 2012 are as follows. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

At August 31, 2012 and 2011, the significant components of the deferred tax assets (liabilities) are summarized below:

	August 31, 2012	August 31, 2011
Net operating loss carry forwards expiring through fiscal tax year 2031	$ 2,988,000	$ 285,000

Deferred tax asset	1,045,800	99,750
Less valuation allowance	(1,045,800)	(99,750)
Balance	$ -	$ -

Net operating loss carry forwards 2012 (estimated)	$ 2,988,000	$ 285,000
Balance	$ 2,988,000	$ 285,000

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense for August 31, 2012 and 2012 is as follows:

	August 31, 2012	August 31, 2011
Statutory federal income tax rate	35.0%	35.0%
State income taxes and other	0.0%	0.0%
Effective tax rate	35.0%	35.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	August 31, 2012	August 31, 2011
Deferred Tax Asset (Liability):
Net operating loss carry forward	$ 1,045,800	$ 99,750
Subtotal	1,045,800	99,750
Valuation allowance	(1,045,800)	(99,750)
Net Deferred Tax Asset (Liability)	$ -	$ -

The Company has not yet filed its tax returns for the period from November 9, 2010 (date of inception) through August 31, 2012.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s consolidated financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of August 31, 2012, the Company has no unrecognized tax benefit from uncertain tax positions, including interest and penalties.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

NOTE 12 – PROPOSED AQUISITION

On May 25, 2012, the Board of Directors of Eco Ventures Group, Inc. (OTCBB: EVGI) ratified a “Binding Letter of Intent” (“the Agreement”) between the Company and Energiepark Supitz GmbH (“Energiepark”) whereby the Company will acquire 100% of the Shares of Energiepark in exchange for Shares of the Company which, upon issuance, will constitute 30% of the issued and outstanding Shares of Common Stock of the Company (“the Acquisition Shares”), and cash consideration of $7,000,000.

On July 30, 2012, the Board of Directors of the Company ratified a definitive “Reorganization Agreement” (“the Agreement”) between the Company and Energiepark Supitz GmbH (“Energiepark”) whereby the Company will acquire 75% of the Shares of Energiepark in exchange for Shares of the Company which, upon issuance, will constitute 30% of the issued and outstanding Shares of Common Stock of the Company (“the Acquisition Shares”), and cash consideration of $3,000,000.  The Company has the option to acquire the remaining 25% of the Shares of Energiepark at a price which will be equal to 25% of the net value of the combined companies, as defined in the Agreement.  The Agreement was signed and notarized by Energiepark, in accordance with German law, on August 1, 2012.  Per the agreement, the Company has until February 24, 2013 to complete the acquisition. The Company is currently reviewing term sheets, but has not nor confirmed funding.

Pursuant to the Agreement, a definitive agreement (the “Definitive Agreement”) satisfactory to the Company and Seller and Seller’s shareholders shall be executed by the Company, the Seller and all of Seller's shareholders on or before January 15, 2013.  The Definitive Agreement shall contain the terms, conditions, representations and warranties, covenants, due diligence and legal opinions normal and appropriate for a transaction of the type contemplated, including,  without limitation, those summarized in the Agreement.

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

Süptitz, Germany-based Energiepark Süptitz is a diversified alternative energy feedstock, transportation, heat & power production company with approximately 50 employees -- whose primary business is the production, processing and brokering of bio fuel feedstocks including rapeseed, palm oil and wood.  Per the agreement, the Company has until February 24, 2013 to complete the acquisition.  The Company is currently reviewing term sheets, but has not nor confirmed funding.

NOTE 13 – SUBSEQUENT EVENTS

Resignation of Paul Smith

On September 10, 2012, the Board of Directors (the “Board”) of Eco Ventures Group, Inc. (the “Company”) accepted the resignation of Paul Smith as President.  In accordance with agreement, Mr. Smith’s shall receive all stock earned prior to resignation totaling 3,850,000 shares of pre-split stock, with a total common stock of 96,250 post reverse stock split as of September 10, 2012. Smith shall receive an additional 300,000 shares of stock as compensation for remaining on the “Advisory Board” of Eco Ventures. Also, Smith waived his right to any back salary or cash compensation for services. As of August 31, 2012, the Company has an accrued compensation payable to Smith of $180,297.

Equity Transactions

On October 4, 2012, the Company issued to Zodiac Investments, LLC 1,600,000 shares of it’s authorized but unissued capital in restricted common stock.  This was in consideration for services rendered during the fourth quarter ended August 31, 2012. The Company charged to operation as stock based compensation during the year ended August 31, 2012, fair value of 1,600,000 common stock of $480,000 valued at $0.30 per share.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012

On November 1, 2012 the Company issued to Pius Schneider a total of 100,000 shares of its authorized but unissued capital in restricted common stock out of common stock subscription received during the year ended August 31, 2012. This was in consideration for Mr. Schneider purchasing the shares at a price of $0.50 per share through a subscription agreement.

On November 1, 2012 and November 21, 2012 the Company issued to Pius Schneider a total of 42,858 shares of its authorized but unissued capital in restricted common stock. This was in consideration for Mr. Schneider purchasing the shares at a price of $0.35 per share through a subscription agreement.

On November 1, 2012 and November 21, 2012 the Company issued to Amar Bhatia a total of 42,858 shares of its authorized but unissued capital in restricted common stock. This was in consideration for Mr. Bhatia purchasing the shares at a price of $0.35 cents per share through a subscription agreement.

On November 21, 2012, the Company issued to CorProminence, LLC 250,000 shares of its authorized but unissued capital in restricted common stock.  This was in consideration for services rendered and was valued at $0.23, closing market price on November 21, 2012.

On December 13, 2012, the Company entered into a one hundred thousand dollar ($100,000) Note payable agreement. The Note payable plus interest and fee of $25,000 is due and payable on or before March 12, 2013 and is secured by 1,500,000 shares of restricted common stock, which were issued and held in escrow account.  The costs and fees associated with the Note payable are ($25,000) making the total due one hundred twenty five thousand dollars ($125,000). In addition, four hundred thousand (400,000) restricted common shares were issued to the lender.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(a development stage company)

Notes to the Consolidated Financial Statements

August 31, 2012