Form 10-Q
period 2012-11-30
ECO VENTURES GROUP, INC.
filed 2013-01-18
CIK 1354591

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-52445

ECO VENTURES GROUP, INC.

(Name of registrant as specified in its charter)

Nevada	33-1133537
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7432 State Road 50, Suite 101 Groveland, FL	34736
(Address of principal executive offices)	(Zip Code)

(352) 557-4830

 (Registrant’s telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  o  No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o (Do not check if a smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes o No [x]

The number of shares of the registrant’s common stock outstanding as of January 18, 2013 was 6,947,609 shares.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(A Development Stage Company)

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of November 30, 2012 (Unaudited) and August 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended November 30, 2012 and 2011 and for the Period from November 9, 2010 (date of inception) through November 30, 2012	4

	Unaudited Condensed Consolidated Statement of Equity (Deficit) for the Three Months Ended November 30, 2012	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended November 30, 2012 and 2011 and for the period from November 9, 2010 (date of inception) through November 30, 2012	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II	Other Information

Item 1	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

Item 1.  Financial Statements

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	November 30, 2012	August 31, 2012
ASSETS	(unaudited)

Current Assets
Cash	$ 2,912	$ 67
Deposits	10,000	10,000
Total current assets	12,912	10,067
Property, plant and equipment	766,367	766,367

TOTAL ASSETS	$ 779,279	$ 776,434

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$ 492,326	$ 856,500
Notes payable, related parties	138,026	138,026
Advances, related parties	375,003	315,240
Total current liabilities	1,005,355	1,309,766
Commitments and contingencies	-	-

Equity (deficit)
Eco Ventures Group, Inc. Equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized	-	-
Series A cumulative convertible preferred stock, $0.001 par value; 4,000,000 shares designated, 75,000 shares issued and outstanding as of November 30, 2012 and August 31, 2012	75	75
Series B cumulative convertible preferred stock, $0.001 par value; 6,120,800 shares designated, 20,000 shares issued and outstanding as of November 30, 2012 and August 31, 2012	20	20
Common stock, $0.001 par value; 750,000,000 shares authorized, 37,642,557 and 35,606,841 shares issued as of November 30, 2012 and August 31, 2012, respectively and 6,547,557 and 4,511,841 shares outstanding as of November 30, 2012 and August 31, 2012, respectively	6,547	4,511
Preferred stock subscription	100,000	100,000
Common stock subscription	-	50,000
Additional paid-in capital	4,150,241	3,345,299
Deficit accumulated during the development stage	(3,437,655)	(3,117,186)
Total Eco Ventures Group, Inc. Equity	819,228	382,719

Non-controlling interest	(1,045,304)	(916,052)

Total deficit	(226,076)	(533,333)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$ 779,279	$ 776,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended November 30, 2012	For the Three Months Ended November 30, 2011	For the Period from date of inception (November 9, 2010) Through November 30, 2012

Operating expenses	$ 52,867	$ 64,344	$ 375,948
General and administrative expenses	406,915	445,192	3,549,129
Total operating expenses	459,782	509,536	3,925,077

Loss from operations	(459,782)	(509,536)	(3,925,077)

Other income (expense)

Gain on forgiveness of debt	12,300	-	274,093
Loss on settlement of debt	-	-	(656,000)
Interest expense	(2,240)	(5,704)	(33,600)

Total other income (expense)	10,060	(5,704)	(415,507)

Net loss	(449,722)	(515,240)	(4,340,584)

Net gain/(loss) attributable to non-controlling interest	129,252	(125,223)	(1,233,629)

Net loss attributable to Eco Ventures Group, Inc. common shareholders	$ (320,470)	$ (390,017)	$ (3,106,955)

Weighted average common shares outstanding – basic and diluted	2,287,928	1,967,292

Net loss per share - basic and diluted	$ (1.01)	$ (0.20)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(A Development Stage Company)

Condensed Consolidated Statement of Equity (Deficit) (unaudited)

Three Months Ended November 30, 2012

	Preferred shares						Preferred shares		Common shares
	Series A		Series B		Common shares		subscribed		subscribed
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, September 1, 2012	75,000	$ 75	20,000	$ 20	4,511,841	$ 4,511	40,000	$ 100,000	100,000	$ 50,000

Common stock issued in November 2012 for services rendered at $0.30 per share	-	-	-	-	1,600,000	1,600	-	-	-	-

Common stock issued in September 2012 at $0.50 per share from common stock subscription	-	-	-	-	100,000	100	-	-	(100,000)	(50,000)

Common stock issued for cash in November 2012 at $0.35 per share	-	-	-	-	85,716	86	-	-	-	-

Common stock issued in November 2012 for services rendered at $0.23 per share					250,000	250

Compensation forgiven by officers/related parties and accounted for as contributed services	-	-	-	-	-	-	-	-	-	-

Stock based compensation	-	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-

Balance, November 30, 2012	75,000	$ 75	20,000	$ 20	6,547,557	$ 6,547	40,000	$ 100,000	-	$ -

(Continued on next page)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(A Development Stage Company)

Condensed Consolidated Statement of Equity (Deficit) (Unaudited) (Continued)

Three Months Ended November 30, 2012

	Additional Paid in Capital	Deficit Accumulated During the Development Stage	Total	Non-Controlling Interest	Equity (Deficit)

Balance, September 1, 2012	$ 3,345,299	$ (3,117,186)	$ 382,719	$ (916,052)	$ (533,333)

Common stock issued in November 2012 for services rendered at $0.30 per share	(1,600)	-	-	-	-

Common stock issued in September 2012 at $0.50 per share from common stock subscription	49,900	-	-	-	-

Common stock issued for cash in November 2012 at $0.35 per share	29,914	-	30,000	-	30,000

Common stock issued in November 2012 for services rendered at $0.23 per share	57,250		57,500		57,500

Compensation forgiven by officers/related parties and accounted for as contributed services	448,096	-	448,096	-	448,096

Stock based compensation	221,382	-	221,382	-	221,382

Net loss	-	(320,470)	(320,470)	(129,252)	(449,722)

Balance, November 30, 2012	$ 4,150,241	$ (3,437,655)	$ 819,228	$ (1,045,304)	$ (226,076)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.

(formerly Modern Renewable Technologies, Inc.)

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows (unaudited)

	For the Three Months Ended November 30, 2012	For the Three Months Ended November 30, 2011	For the period from date of inception (November 9, 2010) Through November 30, 2012

Cash flows from operating activities:
Net loss	$ (449,722)	$ (515,240)	$ (4,340,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	278,882	97,833	1,906,399
Gain on forgiveness of debt	(12,300)	-	(274,093)
Operating expenses incurred by related party on behalf of the Company in exchange for notes payable and advances	20,733	51,982	489,864
Compensation forgiven by officers/related parties and accounted for as contributed services	37,500	-	37,500
Loss on settlement of debt	-	-	656,000
Changes in operating assets and liabilities:
Deposits	-	-	(10,000)
Accounts payable and accrued expenses	58,721	206,666	927,559
Net cash used in operating activities	(66,185)	(158,759)	(607,355)

Cash flows from investing activities:
Purchase of property and equipment	-	(36,130)	(206,367)
Net cash used in investing activities	-	(36,130)	(206,367)

Cash flows from financing activities:
Proceeds from the sale of Series A preferred stock	-	-	250,000
Proceeds from the sale of Series B preferred stock	-	50,000	50,000
Proceeds from the issuance of common stock	30,000	-	80,000
Proceeds from advances, related parties	39,030	25,165	301,284
Proceeds from notes payable, related parties	-	67,600	67,600
Contributed capital by majority owned subsidiary	-	-	67,750
Net cash provided by financing activities	69,030	142,765	816,634

Net increase (decrease) in cash and cash equivalents	2,845	(52,124)	2,912
Cash and cash equivalents, beginning of period	$ 67	$ 55,907	$ -

Cash and cash equivalents, end of period	$ 2,912	$ 3,783	$ 2,912

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -
Non-cash investing and financing activities:
Property, plant and equipment acquired by certain investors as capital contribution	$ -	$ -	$ 560,000
Common stock issued in settlement of notes payable and accrued interest	$ -	$ -	$ 357,126
Notes payable and advances issued in exchange for expenses paid by related parties	$ 20,733	$ 51,982	$ 489,864
Accrued compensation forgiven by officers/related parties and accounted for as contributed services	$ 410,596	$ -	$ 410,596

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.

 (formerly Modern Renewable Technologies, Inc.)

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three month period ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the August 31, 2012 consolidated  financial statements and footnotes thereto included in the Company's SEC Form 10-K filed on December 27, 2012.

Basis and business presentation

Eco Ventures Group, Inc. (“EVG” or the “Registrant”), a public traded and holding company of our planned expanding lines of business, formerly known as Modern Renewable Technologies, Inc., was incorporated under the laws of the State of Nevada in April 2002.  In connection with the consummation of the reverse merger transaction on June 1, 2011 with Eco Ventures Group, Inc., a Florida corporation (“Eco Ventures – Florida”) formed on November 9, 2010 (date of inception), the accounting acquirer (see below), EVG changed its name to Eco Ventures Group, Inc., a Nevada corporation.  The historical financial statements are those of Eco Ventures – Florida, the accounting acquirer, immediately following the consummation of the reverse merger.  All references that refer to (the “Company” or “Eco Ventures Group” or "EVG" or “we” or “us” or “our”) are to Eco Ventures Group, Inc., the Registrant and its wholly and or majority owned subsidiaries unless otherwise differentiated, Eco Ventures Group, Inc., a Florida formed corporation.  We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and specialize in the planned extraction of precious metals from mineralized waste bodies and reclaimed mine tailings and also will focus on the production of advanced biodiesel from recovered cooking oils and oil rich plants. We have not generated any revenues to date, have incurred expenses and has sustained losses since November 9, 2010 (date of inception).  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from November 9, 2010 (date of inception) through November 30, 2012, we have accumulated a deficit through its development stage of $3,437,655.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Eco Ventures - Florida.  All significant intercompany balances and transactions have been eliminated in consolidation.

The remaining 30% ownership of Eco Ventures – Florida as of November 30, 2012 is recorded as non-controlling interest in the unaudited condensed consolidated financial statements.

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.  As of November 30, 2012, all acquired property and equipment has yet to be placed in service, therefore no depreciation was recorded for the period from November 9, 2010 (date of inception) through November 30, 2012.

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Shares issuable upon conversion of the Series A and Series B preferred stock have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Diluted shares outstanding were 2,401,328 shares as of November 30, 2012.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of November 30, 2012, the Company did not have any issued or outstanding stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from November 9, 2010 (date of inception) through November 30, 2012.

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

 NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements from November 9, 2010 (date of inception) through November 30, 2012, the Company incurred deficit accumulated during development stage of $3,437,655, used $66,185 in cash for operating activities for the quarter ended November 30, 2012. In addition, the Company is in a development stage, has yet commercialized its planned business and has not generated any revenues since inception.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of November 30, 2012 and August 31, 2012 are comprised of the following:

	November 30, 2012 (unaudited)	August 31, 2012
Office furniture and fixtures	$ 1,667	$ 1,667
Equipment	149,214	149,214
Leasehold improvements	19,640	19,640
Construction in process	595,846	595,846
Total property, plant and equipment	$ 766,367	$ 766,367

As of November 30, 2012, the Company is currently in the assembly and testing mode, not in operations.  Therefore no depreciation was recorded for the period from November 9, 2010 (date of inception) through November 30, 2012.

During the period from November 9, 2010 (date of inception) through November 30, 2012, the Company received property and equipment from three investors at a fair value of $560,000. The transaction was recorded as a capital contribution.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of November 30, 2012 and August 31, 2012 are comprised of the following:

	November 30, 2012 (unaudited)	August 31, 2012
Accounts payable	$ 470,134	$ 425,952
Accrued interest	22,192	19,952
Accrued compensation	-	410,596
Total accounts payable and accrued liabilities	$ 492,326	$ 856,500

Upon the completion of the reverse merger transaction, the Company determined certain liabilities have been forgiven by the creditors/shareholders, which is deemed as extinguished as of August 31, 2011. Accordingly, the Company has recorded a gain on forgiveness of debt of $261,793 that related to the write-off of these extinguished liabilities during the year ended August 31, 2011.

During the quarter ended November 30, 2012, the Company determined certain accrued compensation have been forgiven by the officers / related parties and accordingly, the Company credited to additional paid-in capital as contributed services rendered by the officers / related parties of $448,096 (accrued amount of $410,596 as of August 31, 2012 and the amount incurred for the three months ended November 30, 2012 of $37,500).

Also, during the quarter ended November 30, 2012, the Company determined certain liabilities have been forgiven by the creditors and accordingly, the Company recorded a gain on forgiveness of debt of $12,300 during the quarter ended November 30, 2012.

NOTE 5 – NOTES PAYABLE, RELATED PARTIES

Notes payable as of November 30, 2012 and August 31, 2012 are comprised of the following:

	November 30, 2012 (unaudited)	August 31, 2012

Note payable, 8% per annum, due on demand, unsecured	$ 23,821	$ 23,821
Note payable, 8% per annum, due on demand, unsecured	34,075	34,075
Note payable, 8% per annum, due on demand, unsecured	16,317	16,317
Note payable, 8% per annum, due on demand, unsecured	37,827	37,827
Note payable, 8% per annum, due on demand, unsecured	10,053	10,053
Note payable, 8% per annum, due on demand, unsecured	15,933	15,933
Total	$ 138,026	$ 138,026

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

As of November 30, 2012 and August 31, 2012, there were 75,000 Series A Cumulative Convertible Preferred Stock issued and outstanding.

Series B Cumulative Convertible Preferred Stock ("Series B")

In September 2011, the Company designated 6,120,800 shares as Series B Cumulative Convertible Preferred stock

During the year ended August 31, 2012, the Company issued 20,000 shares of its Series B Redeemable Convertible Preferred stock in exchange for proceeds of $50,000, valued at $2.50 per share.

As of November 30, 2012 and August 31, 2012, there were 20,000 Series B Cumulative Preferred Stock issued and outstanding.

Common stock

The Company is authorized to issue 750,000,000 shares of $0.001 par value common stock as of November 30, 2012.  As of November 30, 2012 and August 31, 2012, 37,642,557 and 35,606,841 shares of the Company's common stock were issued and 6,547,557 and 4,511,841 shares of the Company's common stock were outstanding, respectively.

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

On August 22, 2012, Company received subscription money of $50,000 for 100,000 shares of restricted common stock, valued at $0.50 per share. On November 1, 2012 the Company issued the 100,000 shares of its authorized but unissued capital in restricted common stock.

On August 22, 2012, the Company issued 750,000 shares of its common stock in exchange for services rendered in the amount of $530,000 valued at $0.70-$0.80 per share.

On October 4, 2012, the Company issued 1,600,000 shares of its authorized but unissued capital in restricted common stock. This was in consideration for services rendered during the fourth quarter ended August 31, 2012. The Company charged to operation as stock based compensation during the year ended August 31, 2012, fair value of 1,600,000 common stock of $480,000 valued at $0.30 per share.

In addition, in consideration for services rendered in August 2012 by Mark Cox, the Company will subsequently issue 125,000 shares of its common stock and charged to operation as stock based compensation of $122,500 valued at $0.98 per share during the year ended August 31, 2012.

On November 1, 2012 and November 21, 2012 the Company issued a total of 42,858 shares of its authorized but unissued capital in restricted common stock. This was in consideration for Mr. Schneider purchasing the shares at a price of $0.35 per share through a subscription agreement.

On November 1, 2012 and November 21, 2012 the Company issued a total of 42,858 shares of its authorized but unissued capital in restricted common stock. This was in consideration for Mr. Bhatia purchasing the shares at a price of $0.35 cents per share through a subscription agreement.

On November 21, 2012, the Company issued 250,000 shares of its authorized but unissued capital in restricted common stock.  This was in consideration for services rendered and was valued at $0.23, closing market price on November 21, 2012.

In addition, as per employment agreement with Mark Cox, upon completion of 60 days review period, the Company will subsequently issue 125,000 shares of its common stock and charged to operation as stock based compensation of $37,500 valued at $0.30 per share during the quarter ended November 30, 2012.

As a condition to Mutual Release Agreement with Paul Smith, ex-President and Chief Financial Officer of the Company, dated September 10, 2012 the Company will subsequently issue 300,000 restricted shares and charged to operation as stock based compensation of $165,000 valued at $0.55 per share during the quarter ended November 30, 2012. Also, the remaining 31,667 restricted stock were vested immediately on the date of agreement which will be issued subsequently and charged to operation as stock based compensation of $17,422 valued at $0.55 per share during the quarter ended November 30, 2012.

As per employment agreement, the Company charged to operation as a stock based compensation of $1,460 fair value of 3,957 of shares of its restricted stock to Randall Lanham, the Chief Executive Officer of the Company, for the quarter ended November 30, 2012.

 NOTE 7 - STOCK OPTIONS

On July 26, 2011, the 2011 Incentive Stock Option Plan (the “2011 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company was approved by the Board of Directors and reserved 10.0 million shares of the Company’s common stock for the 2011 Plan.

As of November 30, 2012, the Company has not granted any stock options under the 2011 Plan.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s current officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were $375,003 and $315,240 advances due at November 31, 2012 and August 31, 2012, respectively.

As described in Note 5, above, from November 9, 2010 (date of inception) through August 31, 2011, the Company issued two notes in the aggregate amount of $265,474 and during the year ended August 31, 2012, the Company issued six notes in the aggregate of $138,026 to the non-controlling interest shareholders of Eco Ventures – Florida.  The notes bear an 8% per annum interest rate, unsecured and are due on demand. The Company charged interest expense of $2,240 and $5,704 during the quarter ended November 30, 2012 and 2011, respectively and $33,600 for the period from November 9, 2010 (date of inception) through November 30, 2012.

On September 10, 2012, the Board of Directors (the “Board”) of Eco Ventures Group, Inc. (the “Company”) accepted the resignation of Paul Smith as President.  In accordance with agreement, Mr. Smith’s shall receive all stock earned prior to resignation totaling 3,850,000 shares of pre-split stock, with a total common stock of 96,250 shares post reverse stock split as of September 10, 2012. Smith shall receive an additional 300,000 shares of stock valued at $165,000 as compensation for remaining on the “Advisory Board” of Eco Ventures. Also, Smith waived his right to any back salary or cash compensation for services rendered. During the quarter ended November 30, 2012, the Company credited to additional paid-in capital as contributed services of $180,297 resulted from Smith’s waiving of his right to any back salary or cash compensation for services.

Also, during the quarter ended November 30, 2012, Randall Lanham, the Chief Executive Officer of the Company waived rights towards any back salary or cash compensation and accordingly, the Company credited to additional paid-in capital as contributed services of $267,799.

During the quarter ended November 30, 2012, the Company charged to operations as stock based compensation of $37,500 valued at $0.30 per share for 125,000 shares vested upon completion of 60 days review period per employment agreement with Mark Cox, President and Chief Financial Officer of the Company.

NOTE 9 - NON CONTROLLING INTEREST

The remaining 30% ownership of Eco Ventures – Florida is recorded as Non Controlling interest in the unaudited condensed consolidated financial statements.

A reconciliation of the non controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the quarter ended November 30, 2012:

Net loss	$430,840
Average Non-controlling interest percentage	30.0%
Net loss attributable to the non-controlling interest	$129,252

The following table summarizes the changes in Non-Controlling Interest from November 9, 2010 (date of inception) through November 30, 2012.

Balance, November 9, 2010 (date of inception)	$-
Non controlling interest portion of contributed capital	188,325
Net loss attributable to the non-controlling interest	(163,652)
Balance, August 31, 2011	24,673

Net loss attributable to the non-controlling interest	(940,725)
Balance, August 31, 2012	$(916,052)

Net loss attributable to the non-controlling interest	(129,252)
Balance, November 30, 2012	$(1,045,304)

NOTE 12 – SUBSEQUENT EVENTS

Equity Transactions

On December 13, 2012, the Company entered into a one hundred thousand dollar ($100,000) Note payable agreement. The Note payable plus interest and fee of $25,000 is due and payable on or before March 12, 2013 and is secured by 1,500,000 shares of restricted common stock, which were issued and held in escrow account.  The costs and fees associated with the Note payable are ($25,000) making the total due one hundred twenty five thousand dollars ($125,000). In addition, Joshua Partners, LLC received four hundred thousand (400,000) restricted common shares.

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

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2013 Fiscal Year. The discussion also summarizes the results of our operations for the three month ended November 30, 2012 and the period from November 9, 2010 (date of inception) through November 30, 2012.

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

There were two people employed by our Company on a full-time basis as of November 30, 2012, including Randall Lanham, our Chief Executive Officer, and Paul Smith, our President and CFO.  Additional technological experts provide services to the Company as independent contractors on a project basis.

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

Plan of Operations

 For the period from November 9, 2010 (date of inception) through November 30, 2012, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult. Our plan of operations for fiscal 2013 is to continue seeking funding for our operations and expansion of our precious metals extraction and biofuel operations, complete all necessary permitting requirements, and seek further acquisitions of ore and mine tailings.

We are presently in the development stage of our planned business and have not earned any revenues for the period from November 9, 2010 (date of inception) through November 30, 2012.

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

During the quarter ended November 30, 2012, we determined certain liabilities have been forgiven by the related parties and accordingly, we credited to additional paid-in capital as a contribution of services by related parties of $448,096.

Results of Operations

For the three months ended November 30, 2012 as compared to the three months ended November 30, 2011

Net Loss

We incurred a net loss of $449,722 for the three month period ended November 30, 2012 as compared to $515,240 for the three month period ended November 30, 2011.  We incurred a net loss of $4,340,584 for the period from November 9, 2010 (date of inception) through November 30, 2012.

Operating expenses

For the three months ended November 30, 2012, total operating costs were $459,782 as compared to $509,536 for the three months ended November 30, 2011. General and administrative costs were primarily comprised of costs associated with starting operations and related salaries, overhead and travel expenses.

Gain on forgiveness of debt

For the three months ended November 30, 2012, we recorded a gain on forgiveness of debt of $12,300 as compared to $nil for the three months ended November 30, 2011.

Interest expense

For the three months ended November 30, 2012, we incurred $2,240 in interest expense as compared to $5,704 for the three months ended November 30, 2011 on demand notes issued in settlement of expenses paid on the Company's behalf and working capital provided.

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

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Since our inception on November 9, 2010, we have not generated revenue and have incurred net losses. We have a deficit accumulated during the development stage of $3,437,655 for the period from November 9, 2010 (date of inception) through November 30, 2012. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from related parties, and equity financing to fund our operations. These conditions as indicated in the report of our Independent Registered Public Accounting Firm dated December 26, 2012 on our consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2012, which included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

We currently have $2,912 cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to further develop and expand our precious metals extraction operations. Our significant capital requirements for the foreseeable future include development and operational costs, and our corporate overhead expenses.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity, has not established any sources of revenue to cover its operating expenses from November 9, 2010 (date of inception) through November 30, 2012.  In addition, the Company has incurred deficit accumulated during development stage of $3,437,655, used $607,355 in cash for operating activities since inception and had a negative working capital (current liabilities exceeded current assets) of $992,443 as of November 30, 2012. The Company will engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The remaining 30% ownership of Eco Ventures – Florida as of November 30, 2012 is recorded as non-controlling interest in the unaudited condensed consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2012, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2012 as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2012. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2012. Our Chief Executive Officer and President/Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

 In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements for the three month period ended November 30, 2012 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited condensed consolidated financial statements for the three and nine month periods ended November 30, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 4, 2012, the Company issued 1,600,000 shares of its authorized but unissued capital in restricted common stock. This was in consideration for services rendered during the fourth quarter ended August 31, 2012. The Company charged to operation as stock based compensation during the year ended August 31, 2012, fair value of 1,600,000 common stock of $480,000 valued at $0.30 per share.

On November 1, 2012 and November 21, 2012 the Company issued a total of 42,858 shares of its authorized but unissued capital in restricted common stock. This was in consideration for Mr. Schneider purchasing the shares at a price of $0.35 per share through a subscription agreement.

On November 1, 2012 and November 21, 2012 the Company issued a total of 42,858 shares of its authorized but unissued capital in restricted common stock. This was in consideration for Mr. Bhatia purchasing the shares at a price of $0.35 cents per share through a subscription agreement.

On November 21, 2012, the Company issued 250,000 shares of its authorized but unissued capital in restricted common stock.  This was in consideration for services rendered and was valued at $0.23, closing market price on November 21, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

Item 6.  Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101*	Interactive Data Files

*to be filed by exhibit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 18, 2013	ECO VENTURES GROUP, INC.
(the registrant)

	By:	/s/ Randall Lanham
Randall Lanham
Chief Executive Officer