Form 10-Q
period 2013-02-28
ECO VENTURES GROUP, INC.
filed 2013-04-23
CIK 1354591

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 22, 2013
Common Stock, $0.001 Par Value	8,447,557

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of February 28, 2013 (Unaudited) and August 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended February 28, 2013 and February 29, 2012 and for the period from November 9, 2010 (date of inception) through February 28, 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended February 28, 2013 and February 29, 2012 and for the period from November 9, 2010 (date of inception) through February 28, 2013	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	25

PART II	Other Information

Item 1	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

PART I.  Financial Information

Item 1.  Financial Statements

ECO VENTURES GROUP INC.
(formerly Modern Renewable Technologies Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	February 28,	August 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$56	$67
Deposits	10,000	10,000
Total current assets	10,056	10,067

Property, plant and equipment	766,367	766,367

Total assets	$776,423	$776,434

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$474,853	$836,548
Accrued interest, related party	24,953	19,952
Note payable, net of unamortized loan fee	90,292	-
Notes payable, related parties	138,026	138,026
Advances, related parties	343,003	315,240

Total current liabilities	1,071,127	1,309,766

Commitments and contingencies

Deficit:
Eco Ventures Group, Inc. Stockholders Equity
Series A cumulative convertible preferred stock,	75	75
Series B cumulative convertible preferred stock, $0.001 par value;	20	20
Common stock	6,947	4,511
Preferred stock subscription	100,000	100,000
Common stock subscription	-	50,000
Additional paid in capital	4,278,706	3,345,299
Deficit accumulated during development stage	(3,606,886)	(3,117,186)
Total Eco Ventures Group, Inc. Stockholders' Equity	778,862	382,719

Non controlling interest	(1,073,566)	(916,052)

Total deficit	(294,704)	(533,333)

Total liabilities and deficit	$776,423	$776,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
( a Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

					For the
	For the Three	For the Three	For the Six	For the Six	Period from date of inception
	Months Ended	Months Ended	Months Ended	Months Ended	(November 9, 2010)
	February 28,	February 29,	February 28,	February 29,	Through
	2013	2012	2013	2012	February 28, 2013

Operation expenses	$52,917	$47,782	$105,783	$112,126	$428,864
Selling, general and administrative	146,735	297,327	553,651	742,519	3,695,865
Total operating expenses	199,652	345,109	659,434	854,645	4,124,729

Loss from operations	(199,652)	(345,109)	(659,434)	(854,645)	(4,124,729)

Other income (expense)
Gain on forgiveness of debt	88,842	-	101,142	-	362,935
Loss on settlement of debt	-	-	-	-	(656,000)
Amortization of loan fees	(62,292)	-	(62,292)	-	(62,292)
Interest expense	(24,390)	(5,450)	(26,630)	(11,154)	(57,990)

Total other income (expense)	2,160	(5,450)	12,220	(11,154)	(413,347)

Net loss	(197,492)	(350,559)	(647,214)	(865,799)	(4,538,076)

Less: Net loss attributable to non controlling interest	28,262	98,142	157,514	223,365	1,261,891

Net loss attributable to Eco Ventures Group, Inc.	$(169,230)	$(252,417)	$(489,700)	$(642,434)	$(3,276,185)

Net loss per common share, basic and diluted	$(0.02)	$(0.12)	$(0.08)	$(0.32)

Weighted average number of common shares, basic and diluted	6,889,779	2,067,827	6,063,973	2,017,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (unaudited)
			For the
	For the Six	For the Six	Period from the date of inception
	Months Ended	Months Ended	(November 9, 2010)
	February 28,	February 29,	Through
	2013	2012	February 28, 2013

Cash flows from operating activities:
Net loss	$(647,214)	$(865,799)	$(4,538,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	298,248	121,251	1,925,765
Gain on forgiveness of debt	(101,142)	-	(362,935)
Amortization expense - loan fee	62,292	-	62,292
Operating expenses incurred by related party on behalf of the
Company in exchange for notes payable and advances	20,733	12,642	489,864
Expenses paid by related parties	-	39,340	-
Compensation forgiven by officers/related parties and accounted
for as contributed services	75,000	-	75,000
Loss on settlement of debt	-	-	656,000
Changes in operating assets and liabilities:
Deposits	-	-	(10,000)
Accounts payable and accrued expenses	155,043	342,522	1,023,881
Net cash used in operating activities	(137,040)	(350,044)	(678,209)

Cash flows from investing activities:
Purchase of property and equipment	-	(36,971)	(206,367)
Net cash used in investing activities	-	(36,971)	(206,367)

Cash flows from financing activities:
Proceeds from the sale of Series A preferred stock	-	-	250,000
Proceeds from the sale of Series B preferred stock	-	50,000	50,000
Proceeds from the issuance of common stock	30,000	-	80,000
Net proceeds from advances, related parties	7,030	213,651	269,284
Proceeds from notes payable, related parties	-	67,600	67,600
Proceeds from notes payable, unrelated parties	100,000	-	100,000
Contributed capital by majority owned subsidiary	-	-	67,750
Net cash provided by financing activities	137,030	331,251	884,634

Net (decrease) increase in cash and cash equivalents	(11)	(55,764)	56
Cash and cash equivalents, beginning of period	67	55,907	-

Cash and cash equivalents, end of period	$56	$143	$56

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Property, plant and equipment acquired by certain investors as capital contribution	$-	$-	$560,000
Common stock issued in settlement of notes payable and accrued interest	$-	$132,738	$357,126
Notes payable and advances issued in exchange for expenses paid by related parties	$20,733	$12,642	$489,864
Accrued compensation forgiven by officers/related parties and	$410,596	$-	$410,596
accounted for as contributed services
Common shares issued as debt financing cost	$72,000	$-	$72,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBUARY 28, 2013

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the six month period ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the August 31, 2012 consolidated  financial statements and footnotes thereto included in the Company's SEC Form 10-K filed on December 27, 2012.

Basis and business presentation

Eco Ventures Group, Inc. (“EVG” or the “Registrant”), a publicly traded and holding company of our planned expanding lines of business, formerly known as Modern Renewable Technologies, Inc., was incorporated under the laws of the State of Nevada in April 2002.  In connection with the consummation of the reverse merger transaction on June 1, 2011 with Eco Ventures Group, Inc., a Florida corporation (“Eco Ventures – Florida”) formed on November 9, 2010 (date of inception), the accounting acquirer (see below), EVG changed its name to Eco Ventures Group, Inc., a Nevada corporation.  The historical financial statements are those of Eco Ventures – Florida, the accounting acquirer, immediately following the consummation of the reverse merger.  All references that refer to (the “Company” or “Eco Ventures Group” or "EVG" or “we” or “us” or “our”) are to Eco Ventures Group, Inc., the Registrant and its wholly and or majority owned subsidiaries unless otherwise differentiated, Eco Ventures Group, Inc., a Florida formed corporation.  We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and specialize in the planned extraction of precious metals from mineralized waste bodies and reclaimed mine tailings and also will focus on the production of advanced biodiesel from recovered cooking oils and oil rich plants. We have not generated any revenues to date, have incurred expenses and has sustained losses since November 9, 2010 (date of inception).  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from November 9, 2010 (date of inception) through February 28, 2013, we have accumulated a deficit through its development stage of $3,606,886.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Eco Ventures - Florida.  All significant intercompany balances and transactions have been eliminated in consolidation.

The remaining 30% ownership of Eco Ventures – Florida as of February 28, 2013 is recorded as non-controlling interest in the unaudited condensed consolidated financial statements.

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

As a condition of the reverse merger transaction, the name of the Registrant was changed to “Eco Ventures Group, Inc.”, a Nevada corporation and the Registrant’s OTC trading symbol has been changed to “EVGI.” The transaction is accounted for in substance as a reverse acquisition of the Registrant by Eco Ventures – Florida since the stockholders of Eco Ventures – Florida owned a majority of the Company’s voting power immediately following the merger transaction and Eco Ventures – Florida’s management has assumed operational, management and governance control in accordance with the terms of the Shareholder Agreement dated May 20, 2011.  For accounting purposes, Eco Ventures – Florida is the accounting acquirer and / or the surviving entity.  Accordingly, the historical financial statements are those of Eco Ventures – Florida, the accounting acquirer, immediately following the consummation of the reverse merger.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.  As of February 28, 2013, all acquired property and equipment has yet to be placed in service, therefore no depreciation was recorded for the period from November 9, 2010 (date of inception) through February 28, 2013.

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Shares issuable upon conversion of the Series A and Series B preferred stock have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Diluted shares outstanding were 6,177,373 shares as of February 28, 2013.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of February 28, 2013, the Company did not have any issued or outstanding stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from November 9, 2010 (date of inception) through February 28, 2013.

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

Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements from November 9, 2010 (date of inception) through February 28, 2013, the Company incurred deficit accumulated during development stage of $3,606,886, used $137,040 in cash for operating activities for the six months ended February 28, 2013. In addition, the Company is in a development stage, has yet commercialized its planned business and has not generated any revenues since inception.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of February 28, 2013 and August 31, 2012 are comprised of the following:

	February 28, 2013 (unaudited)	August 31, 2012
Office furniture and fixtures	$1,667	$1,667
Equipment	149,214	149,214
Leasehold improvements	19,640	19,640
Construction in process	595,846	595,846
Total property, plant and equipment	$766,367	$766,367

As of February 28, 2013, the Company is currently in the assembly and testing mode, not in operations.  Therefore no depreciation was recorded for the period from November 9, 2010 (date of inception) through February 28, 2013.

During the period from November 9, 2010 (date of inception) through February 28, 2013, the Company received property and equipment from three investors at a fair value of $560,000. The transaction was recorded as a capital contribution.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of February 28, 2013 and August 31, 2012 are comprised of the following:

	February 28, 2013 (unaudited)	August 31, 2012
Accounts payable	$453,224	$425,952
Accrued compensation	-	410,596
Accrued interest	21,629
Total accounts payable and accrued liabilities	$474,853	$836,548

Upon the completion of the reverse merger transaction, the Company determined certain liabilities have been forgiven by the creditors/shareholders, which is deemed as extinguished as of August 31, 2011. Accordingly, the Company has recorded a gain on forgiveness of debt of $261,793 that related to the write-off of these extinguished liabilities during the year ended August 31, 2011.

During the six months ended February 28, 2013, the Company determined certain accrued compensation have been forgiven by the officers / related parties and accordingly, the Company credited to additional paid-in capital as contributed services rendered by the officers / related parties of $485,596 (accrued amount of $410,596 as of August 31, 2012 and the amount incurred for the six months ended February 28, 2013 of $75,000).

Also, during the six months ended February 28, 2013, the Company determined certain liabilities have been forgiven by the creditors and accordingly, the Company recorded a gain on forgiveness of debt of $101,142 during the six months ended February 28, 2013.

NOTE 5 – NOTES PAYABLE – UNERELATED THIRD PARTY

On December 13, 2012, the Company issued a promissory note to an unrelated third party in exchange for $100,000 in cash. Under the terms of the loan, the $100,000 and interest totaling $25,000 is due and payable on or before March 12, 2013. The loan is collateralized by 1,500,000 shares of the Company’s restricted common stock, which are held in escrow. In consideration for the loan, the Company also issued 400,000 shares of its common stock which was valued at the shares’ fair market value at the date of issue at $72,000, which is being amortized as a loan fee over the term of the loan. The loan has not been paid as of date of filing (refer note 12 - Subsequent Event).

The Company accrued interest expense of $21,629 and amortization expense of $62,292 for the six months ended February 28, 2013. The balance of the debt at February 28, 2013 is as follows:

Principal balance	$100,000
Less: Unamortized loan fee
(9,708)
$90,292

NOTE 6 – NOTES PAYABLE, RELATED PARTIES

Notes payable as of February 28, 2013 and August 31, 2012 are comprised of the following:

	February 28, 2013 (unaudited)	August 31, 2012

Note payable, 8% per annum, due on demand, unsecured	$23,821	$23,821
Note payable, 8% per annum, due on demand, unsecured	34,075	34,075
Note payable, 8% per annum, due on demand, unsecured	16,317	16,317
Note payable, 8% per annum, due on demand, unsecured	37,827	37,827
Note payable, 8% per annum, due on demand, unsecured	10,053	10,053
Note payable, 8% per annum, due on demand, unsecured	15,933	15,933
Total	$138,026	$138,026

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

The Company charged to operations interest expense on the above notes of $5,001 and $11,154 for the six months ended February 28, 2013 and February 29, 2012, respectively and $2,761 and $5,540 for the three months ended February 28, 2013 and February 29, 2012, respectively. As of February 28, 2013 and August 31, 2012, accrued interest on related party notes were $24,953 and $19,952, respectively.

NOTE 7 – STOCKHOLDERS' EQUITY

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

As of February 28, 2013 and August 31, 2012, there were 75,000 Series A Cumulative Convertible Preferred Stock issued and outstanding.

Series B Cumulative Convertible Preferred Stock ("Series B")

In September 2011, the Company designated 6,120,800 shares as Series B Cumulative Convertible Preferred stock

During the year ended August 31, 2012, the Company issued 20,000 shares of its Series B Redeemable Convertible Preferred stock in exchange for proceeds of $50,000, valued at $2.50 per share.

As of February 28, 2013 and August 31, 2012, there were 20,000 Series B Cumulative Preferred Stock issued and outstanding.

Common stock

The Company is authorized to issue 750,000,000 shares of $0.001 par value common stock as of February 28, 2013.  As of February 28, 2013 and August 31, 2012, 39,542,557 and 35,606,841 shares of the Company's common stock were issued and 6,947,557 and 4,511,841 shares of the Company's common stock were outstanding, respectively.

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

On July 23, 2012, the Company issued, but held in escrow 31,000,000 shares of its common stock (see Note 10).

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

In addition, in consideration for services rendered in August 2012 by Mark Cox, the Company will subsequently issue 125,000 shares of its common stock and charged to operation as stock based compensation of $122,500 valued at $0.98 per share during the year ended August 31, 2012. As of the date of filing of this report, the shares are not issued.

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

As discussed in Note 5, the Company issued 400,000 shares of its common stock to an unrelated third party as additional consideration for a $100,000 loan. The shares were valued at $0.18, the closing market price on December 13, 2012. Furthermore, under the terms of the loan, the Company issued 1,500,000 shares of its common stock in escrow as collateral against the loan (See Note 12 – Subsequent Events).

In addition, as per employment agreement with Mark Cox, upon completion of 60 days review period, the Company will subsequently issue 125,000 shares of its common stock and charged to operation as stock based compensation of $37,500 valued at $0.30 per share during the six months ended February 28, 2013. As of the date of filing of this report, the shares are not issued.

Also, upon successful completion of the Mark Cox’s one hundred and twenty (120) day review, the Company shall also award an additional 50,000 shares of its "restricted stock" for each month that Employee remains in the employ of the Company, up to a maximum of twenty-four (24) months. Accordingly, the Company charged to operations as stock based compensation $18,867 valued at average monthly closing price for 150,000 shares during the six months ended February 28, 2013. As of the date of filing of this report, the shares are not issued.

As a condition to Mutual Release Agreement with Paul Smith, ex-President and Chief Financial Officer of the Company, dated September 10, 2012 the Company will subsequently issue 300,000 restricted shares and charged to operation as stock based compensation of $165,000 valued at $0.55 per share during the six months ended February 28, 2013. Also, the remaining 31,667 restricted stock were vested immediately on the date of agreement which will be issued subsequently and charged to operation as stock based compensation of $17,422 valued at $0.55 per share during the six months ended February 28, 2013. As of the date of filing of this report, the shares are not issued.

As per employment agreement, the Company charged to operation as a stock based compensation of $1,958 fair value of 7,914 of shares of its restricted stock to Randall Lanham, the Chief Executive Officer of the Company, for the six months ended February 28, 2013.

 NOTE 8 - STOCK OPTIONS

On July 26, 2011, the 2011 Incentive Stock Option Plan (the “2011 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company was approved by the Board of Directors and reserved 10.0 million shares of the Company’s common stock for the 2011 Plan.

As of February 28, 2013, the Company has not granted any stock options under the 2011 Plan.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company’s current officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were $343,003 and $315,240 advances due at February 28, 2013 and August 31, 2012, respectively.

As described in Note 6, above, from November 9, 2010 (date of inception) through August 31, 2011, the Company issued two notes in the aggregate amount of $265,474 and during the year ended August 31, 2012, the Company issued six notes in the aggregate of $138,026 to the non-controlling interest shareholders of Eco Ventures – Florida.  The notes bear an 8% per annum interest rate, unsecured and are due on demand. The Company charged to operations interest expense on the above notes of $5,001 and $11,154 for the six months ended February 28, 2013 and February 29, 2012, respectively and $2,761 and $5,540 for the three months ended February 28, 2013 and February 29, 2012, respectively. As of February 28, 2013 and August 31, 2012, accrued interest on related party notes were $24,953 and $19,952, respectively and$36,361 for the period from November 9, 2010 (date of inception) through February 28, 2013.

On September 10, 2012, the Board of Directors (the “Board”) of Eco Ventures Group, Inc. (the “Company”) accepted the resignation of Paul Smith as President.  In accordance with agreement, Mr. Smith’s shall receive all stock earned prior to resignation totaling 3,850,000 shares of pre-split stock, with a total common stock of 96,250 shares post reverse stock split as of September 10, 2012. Smith shall receive an additional 300,000 shares of stock valued at $165,000 as compensation for remaining on the “Advisory Board” of Eco Ventures. Also, Smith waived his right to any back salary or cash compensation for services rendered. During the six months ended February 28, 2013, the Company credited to additional paid-in capital as contributed services of $180,297 resulted from Smith’s waiving of his right to any back salary or cash compensation for services.

Also, during the six months ended February 28, 2013, Randall Lanham, the Chief Executive Officer of the Company waived rights towards any back salary or cash compensation and accordingly, the Company credited to additional paid-in capital as contributed services of $305,299.

During the six months ended February 28, 2013, the Company charged to operations as stock based compensation of $37,500 valued at $0.30 per share for 125,000 shares vested upon completion of 60 days review period per employment agreement with Mark Cox, President and Chief Financial Officer of the Company.

Also, upon successful completion of the Mark Cox’s one hundred and twenty (120) day review, the Company shall also award an additional 50,000 shares of its "restricted stock" for each month that Employee remains in the employ of the Company, up to a maximum of twenty-four (24) months. Accordingly, the Company charged to operations as stock based compensation $18,867 valued at average monthly closing price for 150,000 shares during the six months ended February 28, 2013.

During the six months ended February 28, 2013, the Company paid and accrued $35,000 to the Chief Executive Officer (“CEO”) of the Company as per Financial and Marketing Consulting Services agreement and $20,000 as consulting expenses to the CEO of the Company.

NOTE 10 -COMMITMENTS AND CONTINGENCIES

Reorganization Agreement and Deal Flow Agreement

On July 30, 2012, the Board of Directors of Eco Ventures Group, Inc. (OTCBB: EVGI) (the “Company”) ratified a definitive “Reorganization Agreement” (“the Agreement”) between the Company and Energiepark Supitz GmbH (“Energiepark”) whereby the Company will acquire 75% of the Shares of Energiepark in exchange for Shares of the Company which, upon issuance, will constitute 30% of the issued and outstanding Shares of Common Stock of the Company (“the Acquisition Shares”), and cash consideration of $3,000,000.  The Company has the option to acquire the remaining 25% of the Shares of Energiepark at a price which will be equal to 25% of the net value of the combined companies, as defined in the Agreement.  The Agreement was signed and notarized by Energiepark, in accordance with German law, on August 1, 2012.

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

One of the pre-closing conditions of the agreement was a required audit of the Energiepark financial statements which has not been completed as of the date of this Current Report filed on Form 10-Q. The Closing was required to take place on or before February 28, 2013 unless an extension of that date was mutually agreed upon by the parties. As of the date of filing of this Current Report filed on Form 10-Q, no such extension has been agreed upon by the parties.  An extension may not be not be agreed upon in which case the planned acquisition will not proceed and the 28,750,000 shares of common stock of the Company which are being held in escrow pending closing will be canceled.  If the acquisition of Energiepark is not completed, the Company intends to seek a similar arrangement with another company in this line of business to supply bio-feedstocks for its planned production.

Operating Lease Commitments

The Company's initial headquarters, operations and manufacturing facilities are located at 7432 State Road 50, Suite 101, Groveland, FL, in a light-industrial complex 25 miles west of Orlando, FL . The Company has leased an office / warehouse complex with a large warehouse facility for its planned Mineral Recovery Operation and Bio-Diesel Operation. The warehouse contains the completed 5,000 ton per year facility, which is already plumbed for expansion to a 10,000 concentrated ton per year facility. The leases shall be for a period of Eleven (11) year term commencing April 1, 2011. The Company has an option to extend the term of these leases for five successive periods of one year each with a 3.5% escalation clause upon each renewal.

Minimum lease payments are as follows:

Year ended August 31,
2013	$87,201
2014	192,372
2015	199,105
2016	206,074
2017	213,286
Thereafter	1,076,098
Total	$1,974,136

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of February 28, 2013.

NOTE 11 - NON CONTROLLING INTEREST

The remaining 30% ownership of Eco Ventures – Florida is recorded as Non-Controlling interest in the unaudited condensed consolidated financial statements.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the six months ended February 28, 2013:

Net loss	$525,045
Average Non-controlling interest percentage	30.0%
Net loss attributable to the non-controlling interest	$157,514

The following table summarizes the changes in Non-Controlling Interest from November 9, 2010 (date of inception) through February 28, 2013.

Balance, November 9, 2010 (date of inception)	$-
Non controlling interest portion of contributed capital	188,325
Net loss attributable to the non-controlling interest	(163,652)
Balance, August 31, 2011	24,673

Net loss attributable to the non-controlling interest	(940,725)
Balance, August 31, 2012	$(916,052)

Net loss attributable to the non-controlling interest	(157,514)
Balance, February 28, 2103	$(1,073,566)

NOTE 12 – SUBSEQUENT EVENTS

Equity Transactions

As discussed further in Note 5, the Company borrowed $100,000 from an unrelated third party. The $100,000 and accrued interest of $25,000 were fully due and payable on March 12, 2013. The Company defaulted on repaying the obligation and the lender received the 1,500,000 shares of the Company’s stock that was pledged on the loan in full settlement.

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

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2013 Fiscal Year. The discussion also summarizes the results of our operations for the three and six month periods ended February 28, 2013 and the period from November 9, 2010 (date of inception) through February 28, 2013.

BACKGROUND

Eco Ventures Group, Inc. (“EVG” or, the “Company”) is a family of ecologically-friendly and economically sound business ventures committed to providing for society’s growing energy and renewable resource needs -- building shareholder value and profiting from the efficient use of new green technologies. EVG concentrates on two planned core business activities. EVGI's Eco Energy Group focuses on the production of advanced biodiesel from recovered cooking oils and oil rich plants.  Eco Minerals Recovery Group specializes in the extraction of precious metals from ore bodies and reclaimed mine tailings.  To date, neither of our business groups has generated any revenue.

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

The Company’s current business operations and facilities are located in Groveland, FL.  In 2011 EVG entered into to an exclusive strategic joint venture with Raptor Technology Group, Inc. of Groveland, FL to commercialize patent pending and proprietary technologies in the fields of efficient precious metals recovery.  EVG and Raptor have completed construction of a 5,000 concentrated ton per year mineral recovery facility.  However, at the present time this extraction process is not economically viable and the Company has decided to suspend operations on its mineral extraction division and focus its efforts on the Eco Energy Group division.

EVG also entered into an agreement for Raptor to build a biodiesel facility in Groveland utilizing their technology and know- how. This technology makes use of a lower cost feedstock than the current industry standard.  EVG is in the process of bringing these biodiesel production technologies to market. The combination is projected to provide Eco Ventures Group profits both in the near and long term, using projections based on current market conditions and costs.  The Company’s biofuel production facilities are strategically located close to large marine and land transport shipping hubs for sales of biodiesel fuel.

On July 30, 2012, the Board of Directors of Eco Ventures Group, Inc. (OTCBB: EVGI)(the “Company”) ratified a definitive “Reorganization Agreement” (the “Agreement”) between the Company and Energiepark Supitz GmbH (“Energiepark”) whereby the Company will acquire 75% of the Shares of Energiepark in exchange for Shares of the Company which, upon issuance, will constitute 30% of the issued and outstanding Shares of Common Stock of the Company (the “Acquisition Shares”), and cash consideration of $3,000,000.  The Company has the option to acquire the remaining 25% of the Shares of Energiepark at a price which will be equal to 25% of the net value of the combined companies, as defined in the Agreement.  The Agreement was signed and notarized by Energiepark, in accordance with German law, on August 1, 2012.

One of the pre-closing conditions of the agreement was a required audit of the Energiepark financial statements which has not been completed as of the date of this Current Report filed on Form 10-Q. The Closing was required to take place on or before February 28, 2013 unless an extension of that date was mutually agreed upon by the parties. As of the date of filing of this Current Report filed on Form 10-Q, no such extension has been agreed upon by the parties.  An extension may not be not be agreed upon in which case the planned acquisition will not proceed and the 28,750,000 shares of common stock of the Company which are being held in escrow pending closing will be canceled.  If the acquisition of Energiepark is not completed, the Company intends to seek a similar arrangement with another company in this line of business to supply bio-feedstocks for its planned production.

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

The EPA has determined that biodiesel reduces greenhouse gas emissions by 57 percent to 86 percent compared with petroleum diesel, depending on the feedstock used. Biodiesel also has the highest mass energy balance of any domestic, liquid fuel, yielding 4 ½ units of energy for every unit of fossil energy it takes to produce it. The EPA has also taken the position that biodiesel dramatically reduces nearly every toxic air pollutant compared with traditional diesel.

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

ECO ENERGY GROUP

Eco Energy Group (“EEG”) is a business group of EVG which is dedicated to the cost-effective production of biodiesel from multiple low-cost feedstocks by using bio refinery technologies.  EEG is near completion of its initial 3.6 million gallon facility in Groveland, FL, which processes biofuels from oil-rich plants and recovered cooking oils. EVG’s batch reactor will initially run on recycled cooking oils as a feedstock, termed “yellow grease.”   The Company will seek to secure reliable and cost-effective supplies of this feedstock.  EVG will need to obtain additional financing in order to complete this facility and make it operational.  Future plans include adding a $4M Advanced Biofuel Reactor facility that will produce 3 million gallons per year of biodiesel annually.   The company expects to generate revenue by selling its biofuels at or near spot market prices.  Feedstock makes up the single largest cost of producing biodiesel. EEG’s process is able to use much less expensive feedstock to remain competitive with the prices of petroleum diesel.

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

ECO MINERALS RECOVERY GROUP

Eco Minerals Recovery Group (“EMRG”) is the division that utilizes its proprietary technology for the extraction of precious metals from ore bodies and reclaimed mine tailings (mineralized waste materials).  Our process isolates and recovers precious minerals like gold, silver, platinum, palladium and rare earth oxides.   It is the company’s intent to generate operating revenues by selling these recovered precious minerals to third parties.  However, at the present time this extraction process is not economically viable and the Company has decided to suspend operations on its mineral extraction

Employees

There were two people employed by our Company on a full-time basis as of February 28, 2013, including Randall Lanham, our Chief Executive Officer, and Mark Cox, our President.  Additional technological experts provide services to the Company as independent contractors on a project basis.

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

Plan of Operations

For the period from November 9, 2010 (date of inception) through February 28, 2013, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult. Our plan of operations for fiscal 2013 is to continue seeking funding for our operations and expansion of our precious metals extraction and biofuel operations, complete all necessary permitting requirements, and seek further acquisitions of ore and mine tailings.

We are presently in the development stage of our planned business and have not earned any revenues for the period from November 9, 2010 (date of inception) through February 28, 2013.

Recent Activities:

On December 12, 2012 the Company borrowed $100,000 for working capital from an unrelated third party and issued 400,000 shares of common stock in connection with the loan.  The $100,000 principal and accrued interest of $25,000 were fully due and payable on March 12, 2013. The Company defaulted on repaying the obligation and the lender received the 1,500,000 shares of the Company’s stock that was pledged on the loan in full settlement.

Results of Operations

For the three months ended February 28, 2013 as compared to the three months ended February 29, 2012

Net Loss

We incurred a net loss of $197,492 for the three month period ended February 28, 2013 as compared to $350,559 for the three month period ended February 29, 2012. We incurred a net loss of $4,538,076 for the period from November 9, 2010 (date of inception) through February 28, 2013.

Operating expenses

For the three months ended February 28, 2013, total operating costs were $199,652 as compared to $345,109 for the three months ended February 29, 2012. General and administrative costs were primarily comprised of costs associated with starting operations and related salaries, overhead and travel expenses.

Gain on forgiveness of debt

For the three months ended February 28, 2013, we recorded $88,842 in gain on forgiveness of debt as compared to $nil for the three months ended February 29, 2012.

Interest expense

For the three months ended February 28, 2013, we incurred $24,390 in interest expense as compared to $5,450 for the three months ended February 29, 2012 on demand notes issued in settlement of expenses paid on the Company's behalf and working capital provided.

Amortization of loan fees

For the three months ended February 28, 2013, we incurred $62,292 in amortization of loan fees as compared to $nil for the three months ended February 29, 2012 on 400,000 shares issued valued at $72,000 as an additional consideration of note which was amortized over the term of the note.

For the six months ended February 28, 2013 as compared to the six months ended February 29, 2012.

 Net Loss

For the six months ended February 28, 2013 we incurred a net loss of $647,214 as compared to $865,799 for the period ended February 29, 2012.

Operating expenses

For the six months ended February 28, 2013, total operating costs were $659,434 as compared to $854,645 for the six months ended February 29, 2012. General and administrative costs were primarily comprised of costs associated with starting operations and related salaries, overhead and travel expenses.

Gain on Forgiveness of Debt

For the six months ended February 28, 2013, we recorded a gain on the forgiveness of debt of $101,142 as compared to $nil for the comparative period ended February 29, 2012.

Interest expense

For the six months ended February 28, 2013, we incurred $26,630 in interest expense on notes issued in settlement of expenses paid on the Company's behalf and working capital provided as compared to $11,154 for the period ended February 29, 2012.

Amortization of loan fees

For the six months ended February 28, 2013, we incurred $62,292 in amortization of loan fees as compared to $nil for the three months ended February 29, 2012 on 400,000 shares issued valued at $72,000 as an additional consideration of note which was amortized over the term of the note.

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

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Since our inception on November 9, 2010, we have not generated revenue and have incurred net losses. We have a deficit accumulated during the development stage of $3,606,886 for the period from November 9, 2010 (date of inception) through February 28, 2013. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from related parties, and equity financing to fund our operations. These conditions as indicated in the report of our Independent Registered Public Accounting Firm dated December 26, 2012 on our consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2012, which included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

As of February 28, 2013, we had cash of $56, and other current assets of $10,000 and current liabilities of $1,071,127 resulting in negative working capital (current liabilities exceeds current assets) of $1,061,071. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. We used cash and cash equivalents of $137,040 in operating activities for the six month period ended February 28, 2013 primarily from our net loss of $647,214, offset by stock based compensation of $298,248, operating expenses paid by related parties on behalf of the Company in exchange for notes payable of $20,733, amortization of loan fees of $62,292 and compensation forgiven by officers of $75,000, offset with gain on forgiveness of debt of $101,142.  In addition, net change in operating assets and liabilities were comprised of an increase in accounts payable and accrued expenses of $155,043.

We used $0 in investing activities for the six month period ended February 28, 2013 compared to $36,971 for the prior period ended February 29, 2012, consisting of property, plant and equipment acquisitions.

Cash flows from financing activities of $137,030 consisted of $30,000 from the issuance of our common stock, net proceeds of $7,030 from advances made by related parties and officers and $100,000 from the issuance of a note to an unrelated third party compared to $331,251 for the prior period ended February 29, 2012.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity, has not established any sources of revenue to cover its operating expenses from November 9, 2010 (date of inception) through February 28, 2013.  In addition, the Company has incurred deficit accumulated during development stage of $3,606,886, used $678,209 in cash for operating activities since inception and had a negative working capital (current liabilities exceeded current assets) of $1,061,071 as of February 28, 2013. The Company will engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The remaining 30% ownership of Eco Ventures – Florida as of February 28, 2013 is recorded as non-controlling interest in the unaudited condensed consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Eco Ventures Group, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 28, 2013, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2013 as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of February 28, 2013. Our Chief Executive Officer and President/Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements for the three month period ended February, 28, 2013 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited condensed consolidated financial statements for the three and six month periods ended February 28, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Eco Ventures Group, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six month period ended February 28, 2013 the Company borrowed $100,000 for working capital from an unrelated third party and issued 400,000 shares of common stock in connection with the loan.  The $100,000 principal and accrued interest of $25,000 were fully due and payable on March 12, 2013. The Company defaulted on repaying the obligation and the lender received the 1,500,000 shares of the Company’s stock that was pledged on the loan in full settlement.

The Company offered and sold the securities in reliance on an exemption from federal registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder.

Item 3. Defaults upon Senior Securities.

The Company borrowed $100,000 from an unrelated third party. The $100,000 and accrued interest of $25,000 were fully due and payable on March 12, 2013. The Company defaulted on repaying the obligation and the lender received the 1,500,000 shares of the Company’s stock that was pledged on the loan in full settlement.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

As disclosed in the Company’s Form 8-K filed with the Commission on August 7, 2012, the Company entered into a material definitive agreement with Energiepark Supitz GmbH (“Energiepark”), a diversified alternative energy feedstock, transportation, heat & power production company with approximately 50 employees -- whose primary business is the production, processing and brokering of bio fuel feedstocks including grapeseed, palm oil and wood.  Under the agreement the Company was to acquire 75% of the shares of Energiepark in exchange for shares of the Company which, upon issuance, will constitute 30% of the issued and outstanding Shares of Common Stock of the Company (“the Acquisition Shares”), and cash consideration of $3,000,000. The Company had the option to acquire the remaining 25% of the shares of Energiepark at a price which will be equal to 25% of the net value of the combined companies, as defined in the agreement.

One of the pre-closing conditions of the agreement was a required audit of the Energiepark financial statements which has not been completed as of the date of this Current Report filed on Form 10-Q. The Closing was required to take place on or before February 28, 2013 unless an extension of that date was mutually agreed upon by the parties. As of the date of filing of this Current Report filed on Form 10-Q, no such extension has been agreed upon by the parties.  An extension may not be not be agreed upon in which case the planned acquisition will not proceed and the 28,750,000 shares of common stock of the Company which are being held in escrow pending closing will be canceled.  If the acquisition of Energiepark is not completed, the Company intends to seek a similar arrangement with another company in this line of business to supply bio-feedstocks for its planned production.

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

Dated: April 23, 2013	ECO VENTURES GROUP, INC.
(the registrant)

	By:	/s/ Randall Lanham
Randall Lanham
Chief Executive Officer