Form 10-Q
period 2013-05-31
ECO VENTURES GROUP, INC.
filed 2013-07-23
CIK 1354591

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at July 22, 2013
Common Stock, $0.001 Par Value	8,447,557

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of May 31, 2013 (Unaudited) and August 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended May 31, 2013 and for the period from November 9, 2010 (date of inception) through May 31, 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended May 31, 2013 and February 29, 2012 and for the period from November 9, 2010 (date of inception) through May 31, 2013	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

PART II	Other Information

Item 1	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5	Other Information	33

Item 6.	Exhibits	34

SIGNATURES		35

PART I.  Financial Information

Item 1.  Financial Statements

ECO VENTURES GROUP INC.
(formerly Modern Renewable Technologies Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	May 31,	August 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$56	$67
Deposits	10,000	10,000
Total current assets	10,056	10,067

Property, plant and equipment	766,367	766,367

Total assets	$776,423	$776,434

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$533,593	$836,548
Accrued interest, related party	27,735	19,952
Notes payable, related parties,	138,027	138,026
Advances, related parties	343,003	315,240

Total current liabilities	1,042,358	1,309,766

Commitments and contingencies

Deficit:
Eco Ventures Group, Inc. Stockholders Equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized
Series A cumulative convertible preferred stock, $0.001 par value;
4,000,000 shares designated, 75,000 shares issued and outstanding
as of May 31, 2013 and August 31, 2012	75	75
Series B cumulative convertible preferred stock, $0.001 par value;
6,120,800 shares designated, 20,000 shares issued and outstanding
as of May 31, 2013 and August 31, 2012	20	20
Common stock, $0.001 par value; 750,000,000 shares authorized, 39,542,557 issued and 8,447,557 shares outstandsing as of May 31, 2013 and 35,606,841 shares
issued and 4,511,841 share outstanding of August 31, 2012	8,447	4,511
Preferred stock subscription	100,000	100,000
Common stock subscription	-	50,000
Additional paid in capital	4,381,886	3,345,299
Deficit accumulated during development stage	(3,644,503)	(3,117,186)
Total Eco Ventures Group, Inc. Stockholders' Deficit	845,925	382,719

Non controlling interest	(1,111,860)	(916,052)

Total deficit	(265,935)	(533,333)

Total liabilities and deficit	$776,423	$776,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
( a Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

					For the Period
					From the Date of
	For the Three	For the Three	For the Nine	For the Nine	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	(November 9, 2010)
	May 31,	May 31,	May 31,	May 31,	Through
	2013	2012	2013	2012	May 31, 2013

Operating expenses:
Operation expenses	$52,867	$47,848	$158,651	$159,974	$481,732
Selling, general and administrative	72,180	172,092	625,833	914,611	3,768,047
Total operating expenses	125,047	219,940	784,484	1,074,585	4,249,779

Loss from operations	(125,047)	(219,940)	(784,484)	(1,074,585)	(4,249,779)

Other income (expense)
Gain on forgiveness of debt	65,000	-	166,142	-	427,935
Loss on settlement of debt	-	-	-	-	(656,000)
Amortization of loan fee	(9,708)		(72,000)		(72,000)
Interest expense	(6,154)	(8,948)	(32,784)	(20,102)	(64,144)

Total other income (expense)	49,138	(8,948)	61,358	(20,102)	(364,209)

Net loss	(75,909)	(228,888)	(723,126)	(1,094,687)	(4,613,988)

Less: Net loss attributable to non controlling interest	38,294	65,877	195,808	289,241	1,300,185

Net loss attributable to Eco Ventures Group, Inc.	$(37,615)	$(163,011)	$(527,318)	$(805,446)	$(3,313,803)

Net loss per common share, basic and diluted	$(0.00)	$(0.20)	$(0.08)	$(1.11)

Weighted average number of common shares, basic and diluted	8,251,905	803,198	6,914,118	723,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (unaudited)

			For the Period
			From the Date of
	For the Nine	For the Nine	Inception
	Months Ended	Months Ended	(November 9, 2010)
	May 31,	May 31,	Through
	2013	2012	May 31, 2013

Cash flows from operating activities:
Net loss	$(723,126)	$(1,094,687)	$(4,613,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	305,427	139,552	1,932,944
Gain on forgiveness of debt	(166,142)	-	(427,935)
Amortization expense - loan fee	72,000	-	72,000
Operating expenses incurred by related party on behalf of the
Company in exchange for notes payable and advances	20,733	86,856	489,864
Expenses paid by related parties	-	57,392	-
Compensation forgiven by officers/related parties and accounted
for as contributed services	112,500	-	112,500
Loss on settlement of debt	-	-	656,000
Changes in operating assets and liabilities:
Deposits	-	-	(10,000)
Accounts payable and accrued expenses	241,566	461,033	1,110,404
Net cash used in operating activities	(137,041)	(349,854)	(678,211)

Cash flows from investing activities:
Purchase of property and equipment	-	(36,971)	(206,367)
Net cash used in investing activities	-	(36,971)	(206,367)

Cash flows from financing activities:
Proceeds from the sale of Series A preferred stock	-	-	250,000
Proceeds from the sale of Series B preferred stock	-	50,000	50,000
Proceeds from the issuance of common stock	30,000	-	80,000
Proceeds from advances, related parties	7,030	213,651	269,284
Proceeds from notes payable, related parties	-	67,600	67,600
Proceeds from notes payable, unrelated parties	100,000	-	100,000
Contributed capital by majority owned subsidiary	-	-	67,750
Net cash provided by financing activities	137,030	331,251	884,634

Net increase (decrease) in cash and cash equivalents	(11)	(55,574)	56
Cash and cash equivalents, beginning of period	67	55,907	-

Cash and cash equivalents, end of period	$56	$333	$56

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Property, plant and equipment acquired by certain investors as capital contribution	$-	$-	$560,000
Common stock issued in settlement of notes payable and accrued interest	$60,000	$293,123	$417,126
Notes payable and advances issued in exchange for expenses paid by related parties	$20,733	$12,642	$489,864
Accrued compensation forgiven by officers/related parties and	$410,596	$-	$410,596
accounted for as contributed services
Common shares issued as debt-financing cost	$72,000	$-	$72,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the nine month period ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the August 31, 2012 consolidated  financial statements and footnotes thereto included in the Company's SEC Form 10-K filed on December 27, 2012.

Basis and business presentation

Eco Ventures Group, Inc. (“EVG” or the “Registrant”), a publicly traded and holding company of our planned expanding lines of business, formerly known as Modern Renewable Technologies, Inc., was incorporated under the laws of the State of Nevada in April 2002.  In connection with the consummation of the reverse merger transaction on June 1, 2011 with Eco Ventures Group, Inc., a Florida corporation (“Eco Ventures – Florida”) formed on November 9, 2010 (date of inception), the accounting acquirer (see below), EVG changed its name to Eco Ventures Group, Inc., a Nevada corporation.  The historical financial statements are those of Eco Ventures – Florida, the accounting acquirer, immediately following the consummation of the reverse merger.  All references that refer to (the “Company” or “Eco Ventures Group” or "EVG" or “we” or “us” or “our”) are to Eco Ventures Group, Inc., the Registrant and its wholly and or majority owned subsidiaries unless otherwise differentiated, Eco Ventures Group, Inc., a Florida formed corporation.  We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and specialize in the planned extraction of precious metals from mineralized waste bodies and reclaimed mine tailings and also will focus on the production of advanced biodiesel from recovered cooking oils and oil rich plants. We have not generated any revenues to date, have incurred expenses and has sustained losses since November 9, 2010 (date of inception).  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from November 9, 2010 (date of inception) through May 31, 2013, we have accumulated a deficit through its development stage of approximately $3,644,503.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Eco Ventures - Florida.  All significant intercompany balances and transactions have been eliminated in consolidation.

The remaining 30% ownership of Eco Ventures – Florida as of May 31, 2013 is recorded as non-controlling interest in the unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

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

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.  As of May 31, 2013, all acquired property and equipment has yet to be placed in service, therefore no depreciation was recorded for the period from November 9, 2010 (date of inception) through May 31, 2013.

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Shares issuable upon conversion of the Series A and Series B preferred stock have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Diluted shares outstanding were 7,027,518 shares as of May 31, 2013.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of May 31, 2013, the Company did not have any issued or outstanding stock options.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from November 9, 2010 (date of inception) through May 31, 2013.

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

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

 NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements from November 9, 2010 (date of inception) through May 31, 2013, the Company incurred deficit accumulated during development stage of approximately $3,644,503, used $678,211 in cash for operating activities for the nine months ended May 31, 2013. In addition, the Company is in a development stage, has yet commercialized its planned business and has not generated any revenues since inception. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of May 31, 2013 and August 31, 2012 are comprised of the following:

	May 31, 2013 (unaudited)	August 31, 2012

Office furniture and fixtures	$1,667	$1,667
Equipment	149,214	149,214
Leasehold improvements	19,640	19,640
Construction in process	595,846	595,846
Total property, plant and equipment	$766,367	$766,367

As of May 31, 2013, the Company is currently in the assembly and testing mode, not in operations.  Therefore no depreciation was recorded for the period from November 9, 2010 (date of inception) through May 31, 2013.

During the period from November 9, 2010 (date of inception) through May 31, 2013, the Company received property and equipment from three investors at a fair value of $560,000. The transaction was recorded as a capital contribution.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of May 31, 2013 and August 31, 2012 are comprised of the following:

	May 31,2013 (unaudited)	August 31, 2012

Accounts payable	$533,593	$425,952
Accrued compensation	-	410,596
Total accounts payable and accrued liabilities	$533,593	$836,548

Upon the completion of the reverse merger transaction, the Company determined certain liabilities have been forgiven by the creditors/shareholders, which is deemed as extinguished as of August 31, 2011. Accordingly, the Company has recorded a gain on forgiveness of debt of $261,793 that related to the write-off of these extinguished liabilities during the year ended August 31, 2011.

During the nine months ended May 31, 2013, the Company determined certain accrued compensation have been forgiven by the officers / related parties and accordingly, the Company credited to additional paid-in capital as contributed services rendered by the officers / related parties of $523,096 (accrued amount of $410,596 as of August 31, 2012 and the amount incurred for the nine months ended May 31, 2013 of $112,500).

Also, during the nine months ended May 31, 2013, the Company determined certain liabilities have been forgiven by the creditors and accordingly, the Company recorded a gain on forgiveness of debt of $166,142 during the nine months ended May 31, 2013.

NOTE 5 – NOTES PAYABLE – UNERELATED THIRD PARTY

On December 13, 2012, the Company issued a promissory note to an unrelated third party in exchange for $100,000 in cash. Under the terms of the loan, the $100,000 and interest totaling $25,000 is due and payable on or before March 12, 2013. The loan is collateralized by 1,500,000 shares of the Company’s restricted common stock, which are held in escrow. In consideration for the loan, the Company also issued 400,000 shares of its common stock which was valued at the shares’ fair market value at the date of issue of $72,000, which is being amortized as a loan fee over the term of the loan.

The Company incurred interest expense of $25,000 and amortization expense $72,000 for the nine-months ending May 31, 2013. As indicated the loan and accrued interest was not paid and the 1,500,000 shares were released from escrow in full settlement of the $125,000 balance due. On March 12, 2013, the Company recognized a net gain on the settlement of the debt of $65,000, the difference between the fair value of 1,500,000 shares which was $60,000 on date of issuance and the total indebtedness owed.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

NOTE 6 – NOTES PAYABLE, RELATED PARTIES

Notes payable as of May 31, 2013 and August 31, 2012 are comprised of the following:

	May 31, 2013 (unaudited)	August 31, 2012

Note payable, 8% per annum, due on demand, unsecured	$23,821	$23,821
Note payable, 8% per annum, due on demand, unsecured	34,075	34,075
Note payable, 8% per annum, due on demand, unsecured	16,317	16,317
Note payable, 8% per annum, due on demand, unsecured	37,827	37,827
Note payable, 8% per annum, due on demand, unsecured	10,053	10,053
Note payable, 8% per annum, due on demand, unsecured	15,933	15,933
	$138,026	$138,026
Add: Accrued interest	27,735	19,952
Total	$165,761	$157,978

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

The Company charged to operations interest expense on the above notes of $2,783 and $7,784 for three months and nine months ended May 31, 2013, respectively.

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
MAY 31, 2013

As per the subscription agreement for 75,000 preferred stock Series A issued, each Series A shares will be converted into one share of the Company’s common stock and one share of Raptor Technology Group, Inc.

As of May 31, 2013 and August 31, 2012, there were 75,000 Series A Cumulative Convertible Preferred Stock issued and outstanding.

Series B Cumulative Convertible Preferred Stock ("Series B")

In September 2011, the Company designated 6,120,800 shares as Series B Cumulative Convertible Preferred stock

During the year ended August 31, 2012, the Company issued 20,000 shares of its Series B Redeemable Convertible Preferred stock in exchange for proceeds of $50,000, valued at $2.50 per share.

As of May 31, 2013 and August 31, 2012, there were 20,000 Series B Cumulative Preferred Stock issued and outstanding.

Common stock

The Company is authorized to issue 750,000,000 shares of $0.001 par value common stock as of May 31, 2013.  As of May 31, 2013 and August 31, 2012, 39,542,557 and 35,606,841 shares of the Company's common stock were issued and 8,447,557 and 4,511,841 shares of the Company's common stock were outstanding, respectively.

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

In May 2011, in connection with entering a joint venture, the Company issued an aggregate of 125,000 shares of its common stock in exchange for services rendered with a fair value of $100,000.

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
MAY 31, 2013

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
MAY 31, 2013

On November 21, 2012, the Company issued 250,000 shares of its authorized but unissued capital in restricted common stock.  This was in consideration for services rendered and was valued at $0.23, closing market price on November 21, 2012.

As discussed in Note 5, the Company issued 400,000 shares of its common stock to an unrelated third party as additional consideration for a $100,000 loan. The shares were valued at $0.16, the closing market price on December 12, 2012. Furthermore, under the terms of the loan, the Company issued 1,500,000 shares of its common stock in escrow as collateral against the loan.  The loan was not  repaid by its March 12, 2013 due date, and the 1,500,000 common shares were released from escrow and valued at $60,000 ($0.04 per share) in full settlement of the $100,000 loan and related $25,000 accrued interest (See Note 5). Accordingly, the Company recorded a gain on settlement of debt of $65,000 during the nine months ended May 31, 2013.

In addition, as per employment agreement with Mark Cox, upon completion of 60 days review period, the Company will subsequently issue 125,000 shares of its common stock and charged to operation as stock based compensation of $37,500 valued at $0.30 per share during the nine months ended May 31, 2013. As of the date of filing of this report, the shares are not issued.

Under Mr. Cox’ employment agreement, the Company is required to issue him 50,000 shares per month commencing in December 2012. The Company charged $6,995 and $25,862 to operations as compensation for three months and nine months ended May 31, 2013. Compensation is valued based upon the average monthly closing price of the underlying shares earned. The Company will issue 300,000 shares and offset the compensation expense against additional paid-in capital. As of the date of filing of this report, the shares are not issued.

As a condition to Mutual Release Agreement with Paul Smith, ex-President and Chief Financial Officer of the Company, dated September 10, 2012 the Company will subsequently issue 300,000 restricted shares and charged to operation as stock based compensation of $165,000 valued at $0.55 per share during the quarter ended November 30, 2012. Also, the remaining 31,667 restricted stock were vested immediately on the date of agreement which will be issued subsequently and charged to operation as stock based compensation of $17,422 valued at $0.55 per share during the nine months ended May 31, 2013. As of the date of filing of this report, the shares are not issued.

As per employment agreement, the Company charged to operation as a stock based compensation of $2,143 fair value of 11,871 of shares of its restricted stock to Randall Lanham, the Chief Executive Officer of the Company, for the nine months ended May 31, 2013.

 NOTE 8 - STOCK OPTIONS

On July 26, 2011, the 2011 Incentive Stock Option Plan (the “2011 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company was approved by the Board of Directors and reserved 10.0 million shares of the Company’s common stock for the 2011 Plan.

As of May 31, 2013, the Company has not granted any stock options under the 2011 Plan.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company’s current officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were $343,003 and $315,240 advances due at May 31, 2013 and August 31, 2012, respectively.

As described in Note 6 above, from November 9, 2010 (date of inception) through August 31, 2011, the Company issued two notes in the aggregate amount of $265,474 and during the year ended August 31, 2012, the Company issued six notes in the aggregate of $138,026 to the non-controlling interest shareholders of Eco Ventures – Florida.  The notes bear an 8% per annum interest rate, unsecured and are due on demand. The Company charged interest expense of $2,783 and $7,784 during the three and nine months ended May 31, 2013, respectively.

On September 10, 2012, the Board of Directors (the “Board”) of Eco Ventures Group, Inc. (the “Company”) accepted the resignation of Paul Smith as President.  In accordance with agreement, Mr. Smith’s shall receive all stock earned prior to resignation totaling 3,850,000 shares of pre-split stock, with a total common stock of 96,250 shares post reverse stock split as of September 10, 2012. Smith shall receive an additional 300,000 shares of stock valued at $165,000 as compensation for remaining on the “Advisory Board” of Eco Ventures. Also, Smith waived his right to any back salary or cash compensation for services rendered. During the nine months ended May 31, 2013, the Company credited to additional paid-in capital as contributed services of $180,297 resulted from Smith’s waiving of his right to any back salary or cash compensation for services.

Also, nine months ended May 31, 2013, Randall Lanham, the Chief Executive Officer of the Company waived rights towards any back salary or cash compensation and accordingly, the Company credited to additional paid-in capital as contributed services of $342,799.

During the nine months ended May 31, 2013, the Company charged to operations as stock based compensation of $37,500 valued at $0.30 per share for 125,000 shares vested upon completion of 60 days review period per employment agreement with Mark Cox, President and Chief Financial Officer of the Company. As of the date of filing of this report, the shares are not issued.

Also, upon successful completion of the Mark Cox's one hundred and twenty (120) day review, the Company shall also award an additional 50,000 shares of its "restricted stock" for each month that Employee remains in the employ of the Company, up to a maximum of twenty-four (24) months. Accordingly, the Company charged to operations as stock based compensation $25,862 valued at average monthly closing price for 300,000 shares during the nine months ended May 31, 2013. As of the date of filing of this report, the shares are not issued.

During the nine months ended May 31, 2013, the Company paid and accrued $35,000 to the Chief Executive Officer ("CEO") of the Company as per Financial and Marketing Consulting Services agreement and $20,000 as consulting expenses to the CEO of the Company.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

NOTE 10 -COMMITMENTS AND CONTINGENCIES

Reorganization Agreement and Deal Flow Agreement

On July 30, 2012, the Board of Directors of Eco Ventures Group, Inc. (OTCBB: EVGI) (the "Company") ratified a definitive "Reorganization Agreement" ("the Agreement") between the Company and Energiepark Supitz GmbH ("Energiepark") whereby the Company will acquire 75% of the Shares of Energiepark in exchange for Shares of the Company which, upon issuance, will constitute 30% of the issued and outstanding Shares of Common Stock of the Company ("the Acquisition Shares"), and cash consideration of $3,000,000.  The Company has the option to acquire the remaining 25% of the Shares of Energiepark at a price which will be equal to 25% of the net value of the combined companies, as defined in the Agreement.  The Agreement was signed and notarized by Energiepark, in accordance with German law, on August 1, 2012.

 As part of the Pre-Closing conditions of the Agreement Eco Ventures Group, Inc. took the following actions:

(a)           The Board of Directors of EVGI shall unanimously approve and deliver to Cutler Law Group, P.C. ("Escrow Agent") resolutions with respect to approving the Transactions set forth herein and share certificates issued in accordance with the below schedule ("Escrowed Shares"):

(b)           Ryze Capital N.A. LLC - Seventeen million, nine hundred thousand shares (17,900,000);

(c)           Adobe International, Inc. - Nine million shares (9,000,000);

(d)           Summit Trading, LLC. - One million, eight hundred and fifty thousand shares (1,850,000);

(e)           It was agreed that the Chairman of the Board of EVGI shall have the right to vote the stock until such time as the Energiepark Sptitz GmbH and EVGI business combination is complete ("EPS - EVGI Transaction").

In connection with the deal flow agreement, the Company also approved and delivered to Cutler Law Group (escrow agent) 2,250,000 shares of common stock to Randall Lanham as a commission upon closing of the deal flow agreement.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

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

Minimum lease payments are as follows:

Year ended August 31,
2013	$47,402
2014	192,372
2015	199,105
2016	206,074
2017	213,286
Thereafter	1,076,098
Total	$1,934,337

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of May 31, 2013.

NOTE 11 - NON CONTROLLING INTEREST

The remaining 30% ownership of Eco Ventures - Florida is recorded as Non-Controlling interest in the unaudited condensed consolidated financial statements.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the nine months ended May 31, 2013:

Net loss	$652,692
Average Non-controlling interest percentage	30.0%
Net loss attributable to the non-controlling interest	$195,808

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

The following table summarizes the changes in Non-Controlling Interest from November 9, 2010 (date of inception) through May 31, 2013.

Balance, November 9, 2010 (date of inception)	$-
Non-controlling interest portion of contributed capital	188,325
Net loss attributable to the non-controlling interest	(163,652)
Balance, August 31, 2011	24,673

Net loss attributable to the non-controlling interest	(940,725)
Balance, August 31, 2012	$(916,052)

Net loss attributable to the non-controlling interest	(195,808)
Balance, May 31, 2103	$(1,111,860)

NOTE 12 - SUBSEQUENT EVENTS

Officer Resignation

Effective June 30, 2013, Mark Cox has resigned his position as an officer of the Company.

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

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2013 Fiscal Year. The discussion also summarizes the results of our operations for the three month ended May 31, 2013 and the period from November 9, 2010 (date of inception) through May 31, 2013.

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

EVG also entered into an agreement for Raptor to build a biodiesel facility in Groveland utilizing their technology and know-how. This technology makes use of a lower cost feedstock than the current industry standard.  EVG is in the process of bringing these biodiesel production technologies to market. The combination is projected to provide Eco Ventures Group profits both in the near and long term, using projections based on current market conditions and costs.  The Company’s biofuel production facilities are strategically located close to large marine and land transport shipping hubs for sales of biodiesel fuel.

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

Results of Operations

For the three months ended May 31, 2013 as compared to the three months ended May 31, 2012

Net Loss

We incurred a net loss of $75,909 for the three month period ended May 31, 2013 as compared to $228,888 for the three month period ended May 31, 2012.
Operating expenses

For the three months ended May 31, 2013, total operating costs were $125,047 as compared to $219,940 for the three months ended May 31, 2012. General and administrative costs were primarily comprised of costs associated with starting operations and related salaries, overhead and travel expenses.

Gain on forgiveness of debt

For the three months ended May 31, 2013, we recorded a gain on forgiveness of debt of $65,000 as compared to nil for the three months ended May 31, 2012.

Interest expense

For the three months ended May 31, 2013, we incurred $6,154 in interest expense as compared to $8,948 for the three months ended May 31, 2012 on demand notes issued in settlement of expenses paid on the Company's behalf and working capital provided.

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

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Since our inception on November 9, 2010, we have not generated revenue and have incurred net losses. We have a deficit accumulated during the development stage of $3,644,503 for the period from November  9, 2010 (date of inception) through May 31, 2013. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from related parties, and equity financing to fund our operations. These conditions as indicated in the report of our Independent Registered Public Accounting Firm dated December  26, 2012 on our consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2012, which included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

We currently have $56 cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to further develop and expand our precious metals extraction operations. Our significant capital requirements for the foreseeable future include development and operational costs, and our corporate overhead expenses.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity, has not established any sources of revenue to cover its operating expenses from November 9, 2010 (date of inception) through May 31, 2013.  In addition, the Company has incurred deficit accumulated during development stage of $3,644,503, used $678,211 in cash for operating activities since inception and had a negative working capital (current liabilities exceeded current assets) of $1,032,302 as of May 31, 2013. The Company will engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The remaining 30% ownership of Eco Ventures – Florida as of May 31, 2013 is recorded as non-controlling interest in the unaudited condensed consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 31, 2013, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2013 as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2013. Our Chief Executive Officer and President/Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

 In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements for the three month period ended May 31, 2013 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited condensed consolidated financial statements for the three and nine month periods ended May 31, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

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

*to be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 23, 2013	ECO VENTURES GROUP, INC.
(the registrant)

	By:	/s/ Randall Lanham
Randall Lanham
Chief Executive Officer