Form 10-Q/A
period 2013-05-31
ECO VENTURES GROUP, INC.
filed 2013-08-23
CIK 1354591

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 23, 2013
Common Stock, $0.001 Par Value	8,447,557

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Eco Ventures Group, Inc. (the “Company”) for the quarter ended May 31, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on July 23, 2013. The Amendment is being filed to replace the previously filed Form 10-Q that was erroneously filed by the Company’s EDGAR filing agent  without the authorization of the Company’s management.

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of May 31, 2013 (Unaudited) and August 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended May 31, 2013 and 2012 and for the period from November 9, 2010 (date of inception) through May 31, 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended May 31, 2013 and 2012 and for the period from November 9, 2010 (date of inception) through May 31, 2013	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II	Other Information

Item 1	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5	Other Information	29

Item 6.	Exhibits	30

SIGNATURES		31

PART I.  Financial Information

Item 1.  Financial Statements

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
( a Development Stage Company)
Condensed Consolidated Balance Sheets

	May 31,	August 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$56	$67
Deposits	-	10,000
Total current assets	56	10,067

Property, plant and equipment	57,478	766,367

Total assets	$57,534	$776,434

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$533,594	$836,548
Accrued interest, related party	27,735	19,952
Notes payable, related parties,	138,027	138,026
Advances, related parties	343,003	315,240

Total current liabilities	1,042,359	1,309,766

Commitments and contingencies

Deficit:
Eco Ventures Group, Inc. Stockholders Equity
Preferred stock, $0.001 par value; 100,000,000 shares authorized
Series A cumulative convertible preferred stock, $0.001 par value;
4,000,000 shares designated, 5,000 shares issued and outstanding
as of May 31, 2013 and August 31, 2012	5	5
Series B cumulative convertible preferred stock, $0.001 par value;
6,120,800 shares designated, 1,333 shares issued and outstanding
as of May 31, 2013 and August 31, 2012	1	1
Common stock, $0.001 par value; 750,000,000 shares authorized, 2,636,170 issued and 563,170 shares outstanding as of May 31, 2013 and 2,373,789 shares
issued and 300,789 share outstanding of August 31, 2012	563	301
Preferred stock subscription	100,000	100,000
Common stock subscription	-	50,000
Additional paid in capital	4,389,859	3,349,598
Deficit accumulated during development stage	(4,147,727)	(3,117,186)
Total Eco Ventures Group, Inc. Stockholders' Deficit	342,701	382,719

Non controlling interest	(1,327,526)	(916,052)

Total deficit	(984,825)	(533,333)

Total liabilities and deficit	$57,534	$776,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
( a Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

					For the Period
					From the Date of
	For the Three	For the Three	For the Nine	For the Nine	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	(November 9, 2010)
	May 31,	May 31,	May 31,	May 31,	Through
	2013	2012	2013	2012	May 31, 2013

Operating expenses:
Operation expenses	$62,867	$47,848	$168,651	$159,974	$491,732
Selling, general and administrative	72,180	172,092	625,833	914,611	3,768,047
Impairment loss	708,889	-	708,889	-	708,889
Total operating expenses	843,936	219,940	1,503,373	1,074,585	4,968,668

Loss from operations	(843,936)	(219,940)	(1,503,373)	(1,074,585)	(4,968,668)

Other income (expense)
Gain on forgiveness of debt	65,000	-	166,142	-	427,935
Loss on settlement of debt	-	-	-	-	(656,000)
Amortization of loan fee	(9,708)		(72,000)		(72,000)
Interest expense	(6,154)	(8,948)	(32,784)	(20,102)	(64,144)

Total other income (expense)	49,138	(8,948)	61,358	(20,102)	(364,209)

Net loss	(794,798)	(228,888)	(1,442,015)	(1,094,687)	(5,332,877)

Less: Net loss attributable to non controlling interest	253,960	65,877	411,474	289,241	1,515,851

Net loss attributable to Eco Ventures Group, Inc.	$(540,838)	$(163,011)	$(1,030,541)	$(805,446)	$(3,817,026)

Net loss per common share, basic and diluted	$(0.98)	$(3.04)	$(2.24)	$(16.70)

Weighted average number of common shares, basic and diluted	550,127	53,547	460,941	48,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ECO VENTURES GROUP, INC.
(formerly Modern Renewable Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (unaudited)

			For the Period
			From the Date of
	For the Nine	For the Nine	Inception
	Months Ended	Months Ended	(November 9, 2010)
	May 31,	May 31,	Through
	2013	2012	May 31, 2013

Cash flows from operating activities:
Net loss	$(1,442,015)	$(1,094,687)	$(5,332,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	305,427	139,552	1,932,944
Gain on forgiveness of debt	(166,142)	-	(427,935)
Amortization expense - loan fee	72,000	-	72,000
Operating expenses incurred by related party on behalf of the
Company in exchange for notes payable and advances	20,733	86,856	489,864
Expenses paid by related parties	-	57,392	-
Compensation forgiven by officers/related parties and accounted
for as contributed services	112,500	-	112,500
Impairment loss	708,889	-	708,889
Loss on settlement of debt	-	-	656,000
Changes in operating assets and liabilities:
Deposits	10,000	-	-
Accounts payable and accrued expenses	241,566	461,033	1,110,404
Net cash used in operating activities	(137,041)	(349,854)	(678,211)

Cash flows from investing activities:
Purchase of property and equipment	-	(36,971)	(206,367)
Net cash used in investing activities	-	(36,971)	(206,367)

Cash flows from financing activities:
Proceeds from the sale of Series A preferred stock	-	-	250,000
Proceeds from the sale of Series B preferred stock	-	50,000	50,000
Proceeds from the issuance of common stock	30,000	-	80,000
Proceeds from advances, related parties	7,030	213,651	269,284
Proceeds from notes payable, related parties	-	67,600	67,600
Proceeds from notes payable, unrelated parties	100,000	-	100,000
Contributed capital by majority owned subsidiary	-	-	67,750
Net cash provided by financing activities	137,030	331,251	884,634

Net increase (decrease) in cash and cash equivalents	(11)	(55,574)	56
Cash and cash equivalents, beginning of period	67	55,907	-

Cash and cash equivalents, end of period	$56	$333	$56

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Property, plant and equipment acquired by certain investors as capital contribution	$-	$-	$560,000
Common stock issued in settlement of notes payable and accrued interest	$60,000	$293,123	$417,126
Notes payable and advances issued in exchange for expenses paid by related parties	$20,733	$12,642	$489,864
Accrued compensation forgiven by officers/related parties and	$410,596	$-	$410,596
accounted for as contributed services
Common shares issued as debt-financing cost	$72,000	$-	$72,000

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

Basis and business presentation

Eco Ventures Group, Inc. (“EVG” or the “Registrant”), a publicly traded and holding company of our planned expanding lines of business, formerly known as Modern Renewable Technologies, Inc., was incorporated under the laws of the State of Nevada in April 2002.  In connection with the consummation of the reverse merger transaction on June 1, 2011 with Eco Ventures Group, Inc., a Florida corporation (“Eco Ventures – Florida”) formed on November 9, 2010 (date of inception), the accounting acquirer (see below), EVG changed its name to Eco Ventures Group, Inc., a Nevada corporation.  The historical financial statements are those of Eco Ventures – Florida, the accounting acquirer, immediately following the consummation of the reverse merger.  All references that refer to (the “Company” or “Eco Ventures Group” or "EVG" or “we” or “us” or “our”) are to Eco Ventures Group, Inc., the Registrant and its wholly and or majority owned subsidiaries unless otherwise differentiated, Eco Ventures Group, Inc., a Florida formed corporation.  We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and specialize in the planned extraction of precious metals from mineralized waste bodies and reclaimed mine tailings and also will focus on the production of advanced biodiesel from recovered cooking oils and oil rich plants. We have not generated any revenues to date, have incurred expenses and has sustained losses since November 9, 2010 (date of inception).  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from November 9, 2010 (date of inception) through May 31, 2013, we have accumulated a deficit through its development stage of approximately $ 4,147,727 .

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

On July 18, 2013, EVG declared a 15-for-1 reverse stock split for all of its common and preferred stock. All references in the accompanying unaudited condensed consolidated financial statements and notes thereto to the number of shares outstanding and per-share amounts have been retroactively restated to reflect this reverse stock split.

On April 5, 2002, Clear TV Ventures, Inc., a Nevada corporation was incorporated which became 100% subsidiary of the Company through merger on July 15, 2013.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

Reverse Merger and Corporate Restructure

On May 27, 2011, the Registrant entered into a material definitive agreement for the acquisition of 70% of the capital stock of Eco Ventures Group, Inc., a Florida corporation (“Eco Ventures – Florida”).  The acquisition was completed on June 1, 2011 through issuance of 102,500 (including 8,333 shares issued to consultants and 6,333 shares issued to officers) shares of Common Stock of the Company in exchange for 467 Shares of Eco Ventures - Florida in a tax-free share exchange. A total of 28,144 shares of Common Stock of the Registrant shall be issued to Holders of the Registrant’s outstanding Convertible Debentures.  Upon the conversion of all such Convertible Debentures, the Registrant had a total of 130,659 Shares of Common Stock issued and outstanding.

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

Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.   For the three and nine months ended May 31, 2013, the Company recognized an impairment loss of $708,889. The impairment loss represents the excess of the carrying amounts of the Company’s property and equipment   over their fair value, which was determined on the basis of their liquidation value of the related assets. EVG is significantly behind in paying its rent on its Florida Facilities. The Landlord filed a lien the indicated property for the delinquent rent and the property is scheduled to be sold through an auction with the proceeds being applied against the delinquent rent. EVG valued the subject property at the anticipated net proceeds that will be received through the indicated sale.

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Shares issuable upon conversion of the Series A and Series B preferred stock have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Diluted shares outstanding were 468,501 shares as of May 31, 2013.

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

Reliance on Key Personnel and Consultants

The Company has one full-time employee and no part-time employees.  Additionally, the Company has consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

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

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

 NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements from November 9, 2010 (date of inception) through May 31, 2013, the Company incurred deficit accumulated during development stage of approximately $4,147,727, used $137,041  in cash for operating activities for the nine months ended May 31, 2013. In addition, the Company is in a development stage, has yet commercialized its planned business and has not generated any revenues since inception. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of May 31, 2013 and August 31, 2012 are comprised of the following:

	May 31, 2013 (unaudited)	August 31, 2012
Office furniture and fixtures	$1,667	$1,667
Equipment	149,214	149,214
Leasehold improvements	19,640	19,640
Construction in process	595,846	595,846
	766,367	766,367
Less impairment loss	(708,889)	-
Total property and equipment	$57,478	$766,367

Prior to May 31, 2013, the Company was currently in the assembly and testing mode, not in operations.  Therefore no depreciation was recorded for the period from November 9, 2010 (date of inception) through May 31, 2013. As indicated in Note 1, the Company recognized an impairment loss for the three and nine months ended May 31, 2013 of $708,889.

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

During the nine months ended May 31, 2013, the Company determined certain accrued compensation have been forgiven by the officers / related parties and accordingly, the Company credited to additional paid-in capital as contributed services rendered by the officers / related parties of $523,096 (accrued amount of $410,596 as of August 31, 2012 and the amount incurred for the nine months ended May 31, 2013 of $112,500 ).

Also, during the nine months ended May 31, 2013, the Company determined certain liabilities have been forgiven by the creditors and accordingly, the Company recorded a gain on forgiveness of debt of $166,142 during the nine months ended May 31, 2013.

NOTE 5 – NOTES PAYABLE – UNRELATED THIRD PARTY

On December 13, 2012, the Company issued a promissory note to an unrelated third party in exchange for $100,000 in cash. Under the terms of the loan, the $100,000 and interest totaling $25,000 is due and payable on or before March 12, 2013. The loan is collateralized by 100,000 shares of the Company’s restricted common stock, which are held in escrow. In consideration for the loan, the Company also issued 26,667 shares of its common stock which was valued at the shares’ fair market value at the date of issue of $72,000, which is being amortized as a loan fee over the term of the loan.

The Company incurred interest expense of $25,000 and amortization expense $72,000 for the nine-months ending May 31, 2013. As indicated the loan and accrued interest was not paid and the 100,000 shares were released from escrow in full settlement of the $125,000 balance due. On March 12, 2013, the Company recognized a net gain on the settlement of the debt of $65,000, the difference between the fair value of 100,000 shares which was $60,000 on date of issuance and the total indebtedness owed.

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

During the year ended August 31, 2012, the Company issued an aggregate of 118,880 shares of common stock, valued at $6.75 - $24 per share in settlement of $357,124 of the outstanding notes payable and accrued interest and recorded a loss on settlement of notes payable and accrued interest of $656,000.

During the year ended August 31, 2012, the Company issued six notes totaling $138,026 in exchange for operating funds provided by a shareholder of its majority owned subsidiary.  The note bears an 8% per annum interest rate, unsecured and are due on demand.

The Company charged to operations interest expense on the above notes of $2,783 and $7,784 for three months and nine months ended May 31, 2013, respectively .

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.001 per share.  The Company's preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established. On July 18, 2013, EVG declared a 15-for-1 reverse split for all of its common and preferred stock.  All references in the accompanying unaudited condensed consolidated financial statements and notes thereto to the number of shares outstanding and per-share amounts have been retroactively restated to reflect this stock split.

Series A Cumulative Convertible Preferred Stock ("Series A")

In August, 2011, the Company designated 4,000,000 shares of authorized preferred stock as Series A Redeemable Convertible Preferred stock ("Series A").

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

As per the subscription agreement for 5,000 preferred stock Series A issued, each Series A shares will be converted into one share of the Company’s common stock and one share of Raptor Technology Group, Inc.

As of May 31, 2013 and August 31, 2012, there were 5,000 Series A Cumulative Convertible Preferred Stock issued and outstanding.

Series B Cumulative Convertible Preferred Stock ("Series B")

In September 2011, the Company designated 6,120,800 shares as Series B Cumulative Convertible Preferred stock.

During the year ended August 31, 2012, the Company issued 1,333 shares of its Series B Redeemable Convertible Preferred stock in exchange for proceeds of $50,000, valued at $ 37.51 per share.

As of May 31, 2013 and August 31, 2012, there were 1,333 Series B Cumulative Preferred Stock issued and outstanding.

Common stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock as of May 31, 2013.  As of May 31, 2013 and August 31, 2012, 2,636,170 and 2,373,789 shares of the Company's common stock were issued and 563,170 and 300,789 shares of the Company's common stock were outstanding, respectively.

On May 25, 2012 the shareholders and the board of directors of the Company approved a one (1) share for every forty (40) share reverse stock split.  The reverse stock split had a record date of May 29, 2012 and an effective date of July 11, 2012.   On July 18, 2013, EVG declared a 15-for-1 reverse split for all of its common and preferred stock .  All per share amounts in these unaudited condensed consolidated financial statements and accompanying notes have been retroactively adjusted to the earliest period presented for the effect of this reverse stock split.

In May 2011, in connection with entering a joint venture, the Company issued an aggregate of 8,333 shares of its common stock in exchange for services rendered with a fair value of $100,000.

In May 2011, in connection with the reverse merger transaction, the Company issued an aggregate of 3,753 shares of its common stock in exchange for old notes payable of $349,726.

In May, 2011, in connection with the reverse merger transaction, the Company issued an aggregate of 6,333 shares of its common stock in exchange for two officers’ compensation with a fair value of $76,000.

In May, 2011, in connection with the reverse merger transaction, the Company issued an aggregate of 87,833 shares of its common stock in exchange for 467 shares or 70% interest of Eco Ventures - Florida (See Note 1 above).

On November 23, 2011, the Company issued, but held in escrow,  6,333 shares of its common stock pursuant to officer's employment agreements at par value.

On November 23, 2011, the Company issued 83 shares of its common stock in exchange for officer's compensation with a fair value of $4,500, valued at $54 per share.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

On January 27, 2012, the Company issued 1,333 shares of its common stock in exchange for notes payable in the amount of $32,000, valued at $24 per share

On February 21, 2012, the Company issued 2,846 shares of its common stock in exchange for a note payable in the amount of $68,737 valued at $ 24 per share .

On February 26, 2012, the Company issued 1,333 shares of its common stock in exchange for notes payable in the amount of $32,000, valued at $ 24 per share.

On March 23, 2012, the Company issued 6,683 shares of its common stock in exchange for a note payable in the amount of $160,387, valued at $ 24 per share .

On April 18, 2012, the Company issued 750 shares of its common stock as employee compensation in the amount of $9,000 valued at the closing stock price of $ 12.

On July 23, 2012, the Company issued, but held in escrow 2,066,667 shares of its common stock.

On August 1, 2012, the Company issued 106,667 shares of its common stock in exchange for a note payable and accrued interest in the amount of $64,000, valued at $6.75 per share .  The Company recorded a loss on settlement of debt of $656,000 during the year ended August 31, 2012.

On August 8, 2012, the Company issued 417 shares of its common stock in exchange services rendered in the amount of $6,250 valued at $15 per share.

On August 22, 2012, Company received subscription money of $50,000 for 6,667 shares of restricted common stock, valued at $ 7.50 per share. On November 1, 2012 the Company issued the 6,667 shares of its authorized but unissued capital in restricted common stock.

On August 22, 2012, the Company issued 50,000 shares of its common stock in exchange for services rendered in the amount of $ 530,000 valued at  $10.50 - $12 per share.

On October 4, 2012, the Company issued 106,667 shares of its authorized but unissued capital in restricted common stock. This was in consideration for services rendered during the fourth quarter ended August 31, 2012. The Company charged to operation as stock based compensation during the year ended August 31, 2012, fair value of 106,667 common stock of $480,000 valued at $4.50 per share.

In addition, in consideration for services rendered in August 2012 by Mark Cox, the Company will subsequently issue 8,333 shares of its common stock and charged to operation as stock based compensation of $ 122,500 valued at $14.70 per share.during the year ended August 31, 2012. As of the date of filing of this report, the shares are not issued. (see Note 12)

On November 1, 2012 and November 21, 2012 the Company issued a total of 2,857 shares of its authorized but unissued capital in restricted common stock. This was in consideration for Mr. Schneider purchasing the shares at a price of $5.25 per share . through a subscription agreement.

On November 1, 2012 and November 21, 2012 the Company issued a total of 2,857 shares of its authorized but unissued capital in restricted common stock. This was in consideration for Mr. Bhatia purchasing the shares at a price of $5. 25  per share through a subscription agreement.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

On November 21, 2012, the Company issued 16,667 shares of its authorized but unissued capital in restricted common stock.  This was in consideration for services rendered and was valued at $3.45, closing market price on November 21, 2012.

As discussed in Note 5, the Company issued 26,667 shares of its common stock to an unrelated third party as additional consideration for a $100,000 loan. The shares were valued at $ 2.40 , the closing market price on December 12, 2012. Furthermore, under the terms of the loan, the Company issued 100,000 shares of its common stock in escrow as collateral against the loan.  The loan was not  repaid by its March 12, 2013 due date, and the 100,000 common shares were released from escrow and valued at $60,000 ($0.60) per share in full settlement of the $100,000 loan and related $25,000 accrued interest (See Note 5). Accordingly, the Company recorded a gain on settlement of debt of $65,000 during the nine months ended May 31, 2013.

In addition, as per employment agreement with Mark Cox, upon completion of 60 days review period, the Company will subsequently issue 8,333 shares of its common stock and charged to operation as stock based compensation of $37,500 valued at $4.50 per share during the nine months ended May 31, 2013. As of the date of filing of this report, the shares are not issued. (see Note 12).

Under Mr. Cox’ employment agreement, the Company is required to issue him 3,333 shares per month commencing in December 2012. The Company charged $6,995 and $25,862 to operations as compensation for three months and nine months ended May 31, 2013, respectively. Compensation is valued based upon the average monthly closing price of the underlying shares earned. The Company will issue 20,000 shares and offset the compensation expense against additional paid-in capital. As of the date of filing of this report, the shares are not issued.

As a condition to Mutual Release Agreement with Paul Smith, ex-President and Chief Financial Officer of the Company, dated September 10, 2012 the Company will subsequently issue 20,000 restricted shares and charged to operation as stock based compensation of $165,000 valued at $8.25 per share,  during the quarter ended November 30, 2012. Also, the remaining 2,111 restricted stock were vested immediately on the date of agreement which will be issued subsequently and charged to operation as stock based compensation of $17,422 valued at $8.25. per share  during the nine months ended May 31, 2013. As of the date of filing of this report, the shares are not issued.

As per employment agreement, the Company charged to operation as a stock based compensation of $2,143 fair value of 791 of shares of its restricted stock to Randall Lanham, the Chief Executive Officer of the Company, for the nine months ended May 31, 2013 .

 NOTE 8 - STOCK OPTIONS

On July 26, 2011, the 2011 Incentive Stock Option Plan (the “2011 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company was approved by the Board of Directors and reserved 44,444 shares of the Company’s common stock for the 2011 Plan.

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

On September 10, 2012, the Board of Directors (the “Board”) of Eco Ventures Group, Inc. (the “Company”) accepted the resignation of Paul Smith as President.  In accordance with agreement, Mr. Smith’s shall receive all stock earned prior to resignation totaling 6,417 shares. Smith shall receive an additional 20,000 shares of stock valued at $165,000 as compensation for remaining on the “Advisory Board” of Eco Ventures. Also, Smith waived his right to any back salary or cash compensation for services rendered. During the nine months ended May 31, 2013, the Company credited to additional paid-in capital as contributed services of $180,297 resulted from Smith’s waiving of his right to any back salary or cash compensation for services.

Also, nine months ended May 31, 2013, Randall Lanham, the Chief Executive Officer of the Company waived rights towards any back salary or cash compensation and accordingly, the Company credited to additional paid-in capital as contributed services of $342,799.

During the nine months ended May 31, 2013, the Company charged to operations as stock based compensation of $37,500 valued at $4.50 per share for 8,333 shares vested upon completion of 60 days review period per employment agreement with Mark Cox, President and Chief Financial Officer of the Company. As of the date of filing of this report, the shares are not issued.  (see Note 12)

Also, upon successful completion of the Mark Cox's one hundred and twenty (120) day review, the Company shall also award an additional 3,333 shares of its "restricted stock" for each month that Employee remains in the employ of the Company, up to a maximum of twenty-four (24) months. Accordingly, the Company charged to operations as stock based compensation $25,862 valued at average monthly closing price for 20,000 shares during the nine months ended May 31, 2013. As of the date of filing of this report, the shares are not issued. (see Note 12)

During the nine months ended May 31, 2013, the Company paid and accrued $35,000 to the Chief Executive Officer ("CEO") of the Company as per Financial and Marketing Consulting Services agreement and $20,000 as consulting expenses to the CEO of the Company.

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

NOTE 10 -COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company's initial headquarters, operations and manufacturing facilities are located at 7432 State Road 50, Suite 101, Groveland, FL, in a light-industrial complex 25 miles west of Orlando, FL . The Company has leased an office / warehouse complex with a large warehouse facility for its planned Mineral Recovery Operation and Bio-Diesel Operation. The warehouse contains the completed 5,000 ton per year facility, which is already plumbed for expansion to a 10,000 concentrated ton per year facility. The leases shall be for a period of Eleven (11) year term commencing April 1, 2011. The Company has an option to extend the term of these leases for five successive periods of one year each with a 3.5% escalation clause upon each renewal. The Company is in default under the terms of the lease as it is delinquent in paying rent.

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

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the nine months ended May 31, 2013:

Net loss	$1,371,580
Average Non-controlling interest percentage	30.0%
Net loss attributable to the non-controlling interest	$411,474

ECO VENTURES GROUP, INC.
 (formerly Modern Renewable Technologies, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

The following table summarizes the changes in Non-Controlling Interest from November 9, 2010 (date of inception) through May 31, 2013.

Balance, November 9, 2010 (date of inception)	$-
Non-controlling interest portion of contributed capital	188,325
Net loss attributable to the non-controlling interest	(163,652)
Balance, August 31, 2011	24,673

Net loss attributable to the non-controlling interest	(940,725)
Balance, August 31, 2012	$(916,052)

Net loss attributable to the non-controlling interest	(411,474)
Balance, May 31, 2103	$(1,327,526)

NOTE 12 - SUBSEQUENT EVENTS

Officer Resignation

Effective June 30, 2013, Mark Cox has resigned his position as an officer of the Company

On July 18, 2013 the Registrant filed a certificate of change to execute a fifteen for one reverse split (the “Reverse Split”) of our Common Stock and Preferred Stock. The Reverse Split combines our outstanding Common and Preferred Stock on the basis of 15 outstanding shares being changed to 1 outstanding share. All references in the accompanying unaudited condensed consolidated financial statements and notes thereto to the number of shares outstanding and per-share amounts have been retroactively restated to reflect this stock split. The authorized share capital was also changed, for Common stock it was reduced from 750,000,000 to 50,000,000 and Preferred stock was reduced from 100,000,000 to 6,666,667.

On July 15, 2013, The Company entered into an Agreement and Plan of Merger with Clear TV Ventures, Inc. (“Clear TV”). Under the terms of the merger, Clear TV will merge with the Company and will be the surviving corporation.

The Board of Directors of Eco Ventures, Inc. (the “Company”) has approved a change of its name to Clear TV Ventures, Inc. effective at the close of business on July 25, 2013.  The Board approved the name change in connection with the Company’s with its new business focus.

The name change was effected through the merger of the Company with its wholly-owned subsidiary in which the Company was the surviving entity.  In accordance with the Nevada Revised Statutes, Company changed its name at the effective time of the merger.  This action was approved by the Company’s Board of Directors on July 15, 2013 and no consent of Company’s stockholders was required under Nevada law.

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

Company Background

Eco Ventures Group, Inc. (“EVG” or “the Company”) was incorporated on April 5, 2002 under the laws of the State of Nevada as “Aztek Ventures Inc.” Effective November 13, 2007, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” Effective April 21, 2008, we amended our Articles of Incorporation to change our name from “Genesis Uranium Corp.” to “Vault Technology Inc.” to reflect the change in our business focus beyond solely that of uranium exploration. Effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Vault Technology, Inc.” to “Modern Renewable Technologies, Inc.” (“Modern”).

The Company’s historical operations focused on the development of renewable resource technologies. The Company has abandoned this development and seeking new business opportunities in the multi-media industry

On April 5, 2002, Clear TV Ventures, Inc., a Nevada corporation was incorporated which became 100% subsidiary of the Company through merger on July 15, 2013.

The Board of Directors of Eco Ventures, Inc. (the “Company”) has approved a change of its name to Clear TV Ventures, Inc. effective at the close of business on July 25, 2013.  The Board approved the name change in connection with the Company’s with its new business focus.

The name change was effected through the merger of the Company with its wholly-owned subsidiary in which the Company was the surviving entity.  In accordance with the Nevada Revised Statutes, Company changed its name at the effective time of the merger.  This action was approved by the company’s Board of Directors on July 15, 2013 and no consent of Company’s stockholders was required under Nevada law.

Our principal offices are located at 7432 State Road 50, Suite 101, Groveland, FL 34736, and our telephone number is (352) 557-4830.  Our common stock is quoted on the OTC Bulletin Board System under the symbol “EVGI.”  Our corporate website is www.ecoventuresgroup.com.

Results of Operations

For the three months ended May 31, 2013 as compared to the three months ended May 31, 2012

Net Loss

We incurred a net loss of $794,798 for the three month period ended May 31, 2013 as compared to $228,888 for the three month period ended May 31, 2012.

Operating expenses

For the three months ended May 31, 2013, total operating costs were $ 843,936 as compared to $219,940 for the three months ended May 31, 2012. General and administrative costs were primarily comprised of costs associated with starting operations and related salaries, overhead and travel expenses.   The increase in 2013 was due to impairment loss of $708,889 offset with scaled down operations.

Gain on forgiveness of debt

For the three months ended May 31, 2013, we recorded a gain on forgiveness of debt of $65,000 as compared to $nil for the three months ended May 31, 2012.

Interest expense

For the three months ended May 31, 2013, we incurred $6,154 in interest expense as compared to $8,948 for the three months ended May 31, 2012 on demand notes issued in settlement of expenses paid on the Company's behalf and working capital provided. The reduction in interest expense in 2013 compared to 2012 was due to less interest bearing debt in 2013.

Amortization of loan fees

For the three months ended May 31, 2013, we incurred $9,708 in loan amortization fees as compared to $nil for the three months ended May 31, 2012 on 26,667 shares issued valued at $72,000 as an additional consideration of note which was amortized over the term of the note.

For the nine months ended May 31, 2013 as compared to the nine months ended May 31, 2012

Net Loss

We incurred a net loss of $1,442,015 for the nine month period ended May 31, 2013 as compared to $1,094,687 for the nine month period ended May 31, 2012.

Operating expenses

For the nine months ended May 31, 2013, total operating costs were $1,503,373 as compared to $1,074,585 for the nine months ended May 31, 2012. General and administrative costs were primarily comprised of costs associated with starting operations and related salaries, overhead and travel expenses. The increase in 2013 was due to impairment loss of $708,889 offset with scaled down operations.

Gain on forgiveness of debt

For the nine months ended May 31, 2013, we recorded a gain on forgiveness of debt of $166,142 as compared to $nil for the nine months ended May 31, 2012.

Interest expense

For the nine months ended May 31, 2013, we incurred $32,784 in interest expense as compared to $20,102 for the nine months ended May 31, 2012 on demand notes issued in settlement of expenses paid on the Company's behalf and working capital provided.

Amortization of loan fees

For the nine months ended May 31, 2013, we incurred $72,000 in loan amortization fees as compared to $nil for the nine months ended May 31, 2012 on 26,667 shares issued valued at $72,000 as an additional consideration of note which was amortized over the term of the note.

Employees

At May 31, 2013, the Company had one part-time employee, Randall Lanham, our Chief Executive Officer.

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

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Since our inception on November 9, 2010, we have not generated revenue and have incurred net losses. We have a deficit accumulated during the development stage of $4,147,727 for the period from November 9, 2010 (date of inception) through May 31, 2013. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from related parties, and equity financing to fund our operations. These conditions as indicated in the report of our Independent Registered Public Accounting Firm dated December 26, 2012 on our consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2012, which included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

We currently have $56 cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations. Our significant capital requirements for the foreseeable future include development and operational costs, and our corporate overhead expenses.

On December 12, 2012 the Company borrowed $100,000 for working capital from an unrelated third party and issued 26,667 shares of common stock in connection with the loan. The $100,000 principal and accrued interest of $25,000 were fully due and payable on March 12, 2013. The Company defaulted on repaying the obligation and the lender received the 100,000 shares of the Company’s stock that was pledged on the loan in full settlement. The Company recognized a net gain on the settlement of the debt of $65,000, the difference between the fair value of 100,000 shares which was $60,000 on the date of issuance and the total indebtedness owed.

During the nine months ended May 31, 2013, we determined certain accrued liabilities have been forgiven by the related parties and accordingly, we credited to additional paid-in capital  $410,596 and also during the nine months ended May 31, 2013, an officer  has forgiven previously accrued compensation of  $112,500 was credited to additional paid- in capital.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity, has not established any sources of revenue to cover its operating expenses from November 9, 2010 (date of inception) through May 31, 2013.  In addition, the Company has incurred deficit accumulated during development stage of $ 4,147,727 , used $678,211 in cash for operating activities since inception and had a negative working capital (current liabilities exceeded current assets) of $ 1,042,303 as of May 31, 2013. The Company will engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

 In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements for the three month period ended May 31, 2013 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited condensed consolidated financial statements for the three and nine month periods ended May 31, 2013 are fairly stated, in all material respects, in accordance with US GAAP. The Company's disclosure controls were ineffective to the weakness noted.  The Company's management was unaware of its corporate filing agent's unauthorized filing of the original May 31, 2013 10-Q until  they had already posted on the SEC's EDGAR filing system.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 4, 2012, the Company issued 106,667 shares of its authorized but unissued capital in restricted common stock. This was in consideration for services rendered during the fourth quarter ended August 31, 2012. The Company charged to operation as stock based compensation during the year ended August 31, 2012, fair value of 106,667 common stock of $480,000 valued at $4.50 per share.

On November 1, 2012 and November 21, 2012 the Company issued a total of 2,857 shares of its authorized but unissued capital in restricted common stock. This was in consideration for Mr. Schneider purchasing the shares at a price of $ 5.25 per share through a subscription agreement.

On November 1, 2012 and November 21, 2012 the Company issued a total of 2,857shares of its authorized but unissued capital in restricted common stock. This was in consideration for Mr. Bhatia purchasing the shares at a price of $ 5.25 per share through a subscription agreement.

On November 21, 2012, the Company issued 16,667 shares of its authorized but unissued capital in restricted common stock.  This was in consideration for services rendered and was valued at $3.45, closing market price on November 21, 2012.

On December 12, 2012, the Company issued 26,667 shares of its common stock to an unrelated third party as additional consideration for a $100,000 loan. The shares were valued at $2.4, the closing market price on December 12, 2012.

In March 2013, the Company issued 100,000 shares of its common stock in escrow as collateral against the loan.  The loan was not  repaid by its March 12, 2013 due date, and the 100,000 common shares were released from escrow and valued at $60,000 ($0.60 per share) in full settlement of the $100,000 loan and related $25,000 accrued interest. Accordingly, the Company recorded a gain on settlement of debt of $65,000 during the nine months ended May 31, 2013.

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

Dated: August 23, 2013	ECO VENTURES GROUP, INC.
(the registrant)

	By:	/s/ Randall Lanham
Randall Lanham
Chief Executive Officer