Form 10-K
period 2013-08-31
ECO VENTURES GROUP, INC.
filed 2014-07-21
CIK 1354591

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-52445

CLEAR TV VENTURES, INC.
(FORMERLY ECO VENTURES GROUP, INC.)
(Name of registrant as specified in its charter)

Nevada	33-1133537
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
28562 Oso Parkway, Unit D, Rancho Santa Margarita, CA	92688
(Address of principal executive offices)	(Zip Code)

(949) 858-5836
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of February 28, 2013 the last business day of the registrant’s most recently completed second fiscal quarter based on the closing sale prices of the registrant’s common stock on that date as reported on the Over the Counter Bulletin Board was $2,456,500. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of July 10, 2014, there were 2,636,170 (post-split) shares of registrant’s common stock issued and 563,170 (post-split) shares outstanding.

EXHIBIT INDEX

This document (including information incorporated herein by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Clear TV Ventures, Inc. (Formerly Eco Ventures Group, Inc.)

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

All subsequent written and oral forward-looking statements attributable to our Company or to persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Clear TV Ventures, Inc. (“CTVI” or the “Company”) disclaims any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These would include:

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

All references in this Form 10-K that refer to the “Company”,  “Registrant,” “CTVI”, “we,” “us” or “our” are to Clear TV Ventures, Inc., a Nevada formed corporation formerly known as “Eco Ventures Group, Inc.” and unless otherwise differentiated, its subsidiary, Eco Ventures Group, Inc. a Florida formed corporation (“Eco Ventures – Florida”). All references to “Eco Ventures Group, Inc. - Florida” or “Eco Ventures – Florida” are to our subsidiary, Eco Ventures Group, Inc., a Florida formed corporation. On July 15, 2013, the Company entered into an Agreement and Plan of Merger with Clear TV Ventures, Inc. (“CTV”), with CTV being the surviving corporation.

Item 1. Business

Company  Background

We were incorporated on April 5, 2002 under the laws of the State of Nevada as “Aztek Ventures Inc.” Effective November 13, 2007, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” Effective April 21, 2008, we amended our Articles of Incorporation to change our name from “Genesis Uranium Corp.” to “Vault Technology Inc.” to reflect the change in our business focus beyond solely that of uranium exploration. Effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Vault Technology, Inc.” to “Modern Renewable Technologies, Inc.” (“Modern”).   On May 27, 2011, Modern, merged with Eco Ventures Group, Inc., as discussed below. On July 18, 2013, the Company declared a 15-for-1 reverse stock split for all of its common and preferred stock. All references herein to the number of shares outstanding and per-share amounts have been retroactively restated to reflect this reverse stock split. The Board of Directors of Eco Ventures, Inc. (the “Company”) has approved a change of its name to Clear TV Ventures, Inc. effective at the close of business on July 25, 2013.

Merger with Eco Ventures Group, Inc.

On May 27, 2011, Modern, merged with Eco Ventures Group, Inc., (“Eco Ventures- Florida”) a privately held company formed on November 9, 2010 (date of inception) under the laws of the State of Florida (the “Merger Agreement” or the “Merger”). Under the terms of the Merger Agreement, shareholders of Eco Ventures - Florida exchanged an aggregate of seventy percent (70%) of Eco Ventures – Florida’s issued and outstanding capital stock in exchange for 102,500 (including 8,333 shares issued to consultants and 6,333 shares issued to officers) restricted shares of Modern’s authorized but unissued capital stock. As a condition to the Merger Agreement, 28,144 shares of Modern is to be issued to the Holders of the Registrant’s outstanding convertible debentures. The Merger was consummated on June 1, 2011.

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

Company business:

During the two years ended August 31 2013, we operated as Eco Ventures Group, Inc. (“EVG”).  Our focus during these two years and through June 24, 2014 was on the production of advanced biodiesel from recovered cooking oils and oil rich plants. One of divisions specialized in the extraction of precious metals from ore bodies and reclaimed mine tailings. We never generated any revenue during the period we operated as Eco Ventures Group, Inc.

The Company’s business operations and facilities through March 31, 2013 was located in Groveland, FL. In 2011 EVG entered into to an exclusive strategic joint venture with Raptor Technology Group, Inc. of Groveland, FL to commercialize patent pending and proprietary technologies in the fields of efficient precious metals recovery. EVG and Raptor have completed construction of a 5,000 concentrated ton per year mineral recovery facility.  However, the extraction process was determined to be not economically viable and the Company decided to suspend operations on its mineral extraction division and began focuses  its efforts on the Eco Energy Group division.

EVG also entered into an agreement for Raptor to build a biodiesel facility in Groveland utilizing their technology and knowhow. This technology makes use of a lower cost feedstock than the current industry standard. EVG is in the process of bringing these biodiesel production technologies to market. The Company was not able to bring the technology to market and on March 31, 2013, with the consent of its landlord, abandoned the facilities,

On June 26, 2014, EVG merged with Petlife Pharmaceuticals, Inc. (See Note 13 to the accompanying consolidated financial statements, for a further discussion on the terms and conditions of this merger).

Our principal offices are located at 28562 Oso Parkway, Unit D, Rancho Santa Margarita, CA 92688, and our telephone number is (949) 858-5836.  Our common stock is quoted on the OTC Bulletin Board System under the symbol “EVGI.” We currently do not have a corporate website.

OUR BUSINESS GROUPS

During the period from June 2011 through June 2014, our business operations have been internally divided into two working groups, neither of which are independent legal entities. To date, we have not generated any revenues from either business group.

ECO ENERGY GROUP

Eco Energy Group (EEG) was a business group of EVG which was dedicated to the cost-effective production of biodiesel from multiple low-cost feedstocks by using bio refinery technologies. EEG is near completion of its initial 3.6 million gallon facility in Groveland, FL, which processes biofuels from oil-rich plants and recovered cooking oils. EVG’s batch reactor will initially run on recycled cooking oils as a feedstock, termed “yellow grease.” The Company attempted to find a secure reliable and cost-effective supplies of this feedstock. EVG needed to obtain additional financing in order to complete this facility and make it operational. The Company did find the necessary funding and ceased the indicated operations in 2014

Employees

There is only one person employed by our Company on a full-time basis as of August 31, 2013, Randall Lanham, our Chief Executive Officer, President and CFO. Additional technological experts provide services to the Company as independent contractors on a project basis.

Offices and Manufacturing Facilities

The Company’s operations and facilities were located in Groveland, FL, 25 miles West of Orlando, FL on State Road 50.  The Company has ceased all operations located at that address on March 31, 2013.

The Company’s corporate offices are located at 28562 Oso Parkway, Unit D, Rancho Santa Margarita, California.

Item 1A. Risk Factors

Not required by smaller reporting companies

Item 1B.    Unresolved Staff Comments

None.

Item 2. Properties

Eco Ventures Group’s initial headquarters, operations and manufacturing facilities were located at 7432 State Road 50, Suite 101, Groveland, FL, in a light-industrial complex 25 miles west of Orlando, FL. It was not economically feasible for the Company to continue to lease the office / warehouse complex with a large warehouse facility for its Mineral Recovery Operation and Bio-Diesel Operation and with  the consent of its landlord, abandoned the facilities on March 31, 2013.

Our corporate office is located at 28562 Oso Parkway, Unit D, Rancho Santa Margarita, California. The office is leased by our Company’s president who is currently allowing us to use the space free of charge.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Eco Ventures Group, Inc. (formerly, Modern Renewable Technologies, Inc.) common stock is quoted on the OTC Bulletin Board (OTC/BB) under the symbol “EVGI.PK”. Our shares originally commenced quotation under the symbol “AZTV” on May 1, 2007. Prior to May 1, 2007, no public trading market existed for our common stock. Our symbol was changed to “AZVN” on July 9, 2007 upon completion of our 2.5 -for-1 stock split. Subsequently, our symbol was changed to “GEUR” on November 16, 2007 after our name change from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” Effective April 21, 2008, we changed our name from Genesis Uranium Corp. to “Vault Technology, Inc.”, effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Vault Technology, Inc.” to “Modern Renewable Technologies, Inc.. and also completed a 70 to1 reverse split. As a result, our OTC Bulletin Board symbol was changed to “MRNZ” as of September 17, 2009. Effective on October 4, 2010 we completed a further 100 to 1 reverse split. The name of the Company was changed to Eco Ventures Group, Inc. on June 1, 2011 and has traded under the symbol “EVGI.OB” since June 6, 2011. On July 12, 2012 the Company effected a forty to one (40-1) reverse stock split. On July 18, 2013, the Company declared a 15-for-1 reverse stock split for all of its common and preferred stock.

The table below sets forth the high and low sales prices for our common stock for the periods indicated as reported by the OTCBB. Sales prices represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.*

	High	Low
August 31, 2014	$0.88	$0.88
May 31, 2014	0.71	0.12
February 28, 2014	0.68	0.12
November 30, 2013	0.90	0.33
August 31, 2013	0.88	0.18
May 31, 2013	1.49	0.45
February 28, 2013	3.75	0.30
November 30, 2012	9.00	2.70
August 31, 2012	606.00	576.00
May 31, 2012	9,000.00	660.00
February 29, 2012	3,000.00	3,000.00
November 30, 2011	3,000.00	3,000.00

*The above quotations have been adjusted to reflect our 40 to 1 reverse split effective July 12, 2012 and the 15-for-1 reverse stock split effective on July 18, 2013.

As of August 31, 2013, there were 115 reported holders of record of our common stock and a total of 2,363,170 shares of Common Stock issued and 563,170 shares outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following sets forth information for the equity compensation plans outstanding as of August 31, 2013 (including individual compensation arrangements) under which shares of our common stock are authorized for issuance:

Equity Compensation Plan Information

Number of securities
	to be issued upon	Weighted average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance as of
Plan Category	warrants and rights	warrants and rights	August 31, 2013

Equity compensation plans approved by security holders:	-	-	-

Equity compensation plans not approved by security holders:	-	-	-

2011 Incentive Stock Option Plan	-	-	44,444

Number of securities

2011 Incentive Stock Option Plan

On July 26, 2011, the Board of Directors approved the 2011 Incentive Stock Option Plan (the “2011 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company. The 2011 Plan provides that awards may be granted for up to 44,444 shares of the Company’s common share (subject to adjustment in case of a subdivision of our outstanding shares of Common Stock, recapitalization, stock dividend, or other change in our corporate structure that affects our Common Stock). The purpose of the 2011 Plan is (i) to further our growth by allowing us to compensate employees and Directors who have provided bona fide services to our company through the award of shares of our Common Stock, and (ii) attract, motivate, retain and reward quality employees and directors to acquire or increase a proprietary interest in our company. The 2011 Plan is administered by a committee consisting of at least two persons to be appointed by the Board of Directors, or in the absence of such a committee, the Plan is to be administered by the Board of Directors. Our Board of Directors appointed Paul Smith, our President and CFO, to the committee. Any of our employees or directors are eligible to receive awards under the Plan. We intend to register with the Securities and Exchange Commission the common shares issuable under the 2011 Incentive Stock Option Plan.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of Clear TV Ventures, Inc., formerly Eco Ventures Group, Inc. . (the “Company”).

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as from September 1, 2011 through August 31, 2013. It consists of the following subsections:

•
“Introduction and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for fiscal 2014;

•	“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

•	“Results of Operations and Comparison”,” which sets forth an analysis of the operating results for the last two fiscal years

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

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2014 Fiscal Year. The discussion also summarizes the results of our operations for the period from September 1, 2011  through August 31, 2013.

Merger Agreements

On May 27, 2011, the Company, formerly known as Modern Renewable Technologies, Inc., (“Modern”), a Nevada Corporation, merged with Eco Ventures Group, Inc. (“Eco Ventures - Florida”), a privately held company formed on November 9, 2010 (date of inception) under the laws of the State of Florida (the “Merger  Agreement”  or  the “Merger”). Under the terms of the Merger Agreement, shareholders of Eco Ventures - Florida exchanged an aggregate of seventy percent (70%) of Eco Ventures – Florida’s issued and outstanding capital stock in exchange for 102,500 (including 8,333 shares issued to consultants and 6,333 shares issued to officers) restricted shares of Modern’s authorized but unissued capital stock. The Merger was consummated on June 1, 2011.

In connection with the Merger, Modern changed its name to Eco Ventures Group, Inc. (“Eco Ventures – Nevada” or the “Registrant”). The transaction has been accounted for in substance as a reverse acquisition of the Registrant by Eco Ventures– Florida since the stockholders of Eco Ventures – Florida owned a majority of the Registrant’s voting power immediately following the Merger Transaction and Eco Ventures – Florida’s management has assumed operational, management and governance control. For accounting purposes, Eco Ventures – Florida shall be the accounting acquirer and or the surviving entity. Accordingly, the historical financial statements are those of Eco Ventures – Florida, the accounting acquirer, immediately following the consummation of the reverse merger.

On April 18, 2014., Eco Ventures Group, Inc. (“EVGI”) entered into an Agreement and Plan of Merger with Petlife Pharmaceuticals, Inc., a Nevada Corporation (“PPI”). Under the terms of the merger, each 15 shares of EVGI common stock will exchanged for one share of PPI’s common stock. Each share of EVGI preferred stock will be exchanged for one share of PVI preferred stock.

Plan of Operations

From September 1, 2011 through August 31, 2013, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult. Due to our lack of funding and resources, we have been dormant Since August 31, 2013.  As indicated above, on June 26, 2014, we became Petlife Pharmaceuticals, Inc. It is our intention to acquire Petlife Corporation.

About Petlife, Inc.

Petlife Corporation (“Petlife”) is a registered US Veterinary Pharmaceutical company, incorporated in 2012 as a subsidiary of Medolife International, Inc.  If we do acquire of Petlife and obtain the necessary funding, we plan to market Petlife’s primary product under the name of Escozine for Pets, which now accessible through the company’s website (www.USPetlife.com). It is intent that Escozine for Pets will be registered and distributed globally; We also plan to market Escozine for Pets through direct online marketing.

Petlife’s primary goal is to bring its scientifically proven, potentiated bioactive medication and Nutraceuticals to the world of veterinary oncology, with the ultimate goal of extending the life of pets with cancer and improving their quality of life. In the process of achieving these objectives, Petlife will transition into a world renowned, professionally respected veterinary pharmaceutical company that will create new industry standards as well as being profitable and innovative.
Results of Operations

Year ended August 31, 2013 compared to year ended August 31, 2012

Net loss

We incurred a net loss of $1,622,269 for the year ended August 31, 2013 as compared to the net loss we incurred for the year ended August 31, 2012 of $3,260,801.

Operating expenses

For the year ended August 31, 2013 we incurred $221,516 in operating expenses as compared to $267,058 in operating expenses we incurred for the prior year. Operating expenses for the year ended August 31, 2013 decreased by 45,542, due to the fact we had less funds to operate in 2013.

General and administrative

For the year ended August 31, 2013, general and administrative costs were $692,386 as compared to $2,311,620 that we incurred in the previous year. General and administrative costs were primarily comprised of costs associated with starting operations and related salaries, overhead and travel expenses. As part of our general and administrative expenses, we incurred stock based compensation (non-cash) of $305,557 and $1,282,100, for services rendered during the fiscal year ended August 31, 2013 and 2012, respectively.

Loss from Operations

For the year ended August 31, 2013 we incurred a loss from operations of $1,680,269 as compared to the operating loss we incurred for the year ended August 31, 2012 of $2,578,678.

Other income (expense):

Gain on forgiveness of debt.

During the year ended August 31, 2013, we recognized a net gain on the forgiveness of debt from a vendor totaling $166,142.

Loss on settlement of debt

For the year ended August 31, 2012, we incurred a loss on settlement of debt of $656,000 resulted from the issuance of 106,667 shares of our common stock, valued at $6.75 per share in settlement of the notes payable and accrued interest.

Interest expense

For the year ended August 31, 2013, we incurred $108,142 in interest expense on demand notes issued in settlement of expenses paid on the Company's behalf and working capital provided as compared to $26,123 that we incurred during the previous year.

Net loss attributable to the non-controlling interest

Net loss attributable to non-controlling interest for the year ended August 31, 2013 was $461,505 as compared to $940,725 for the year ended August 31, 2012. Net loss attributable to the non-controlling interest amounted to $1565,882 for the period from November 9, 2010 (date of inception) through August 31, 2013. The net loss attributable to the non-controlling interest represented the 30% third party ownership of Eco Ventures– Florida’s share of its net loss for the year ended August 31, 2013 and 2012 and for the period from November 9, 2010 (date of inception) through August 31, 2013.

Net loss attributable to Eco Ventures Group, Inc. common shareholders

Net loss attributable to Eco Ventures Group, Inc. common shareholders amounted to $1,160,764 for the year ended August 31, 2013 compared to $2,320,076 for the year ended August 31, 2012.

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

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Since our inception on November 9, 2010, we have not generated revenue and have incurred net loss. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from related parties, and equity financing to fund our operations. The report of our Independent Registered Public Accounting Firm include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

We currently have no cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations. Our significant capital requirements for the foreseeable future include development and operational costs, and our corporate overhead expenses.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $137,097 for the year ended August 31, 2013, as compared to net cash used of $400,119 in prior year’s operating activities. The decrease was primarily due to a decrease in overall activity in 2013 as comared to the activity incurred in 2012.

Net Cash Used in Investing Activities

We had no investing activities during the year ended August 31, 2013. During the year ended August 31, 2012, we used net cash in investing activities of $36,971 for the procurement of property and equipment by Eco Ventures – Florida.

Net Cash Provided by Financing Activities

During the year ended August 31, 2013, we received net cash provided by financing activities totaling $137,030 of which $30,000 was from the issuance of 5,714 shares of our common stock, $7,030 in advances from a related party and $100,000 from a unrelated third party evidenced by a promissory note.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity, has not established any sources of revenue to cover its operating expenses from November 9, 2010 (date of inception) through August 31, 2013.   In addition, the Company has incurred deficit accumulated during development stage of $4,277,950 and used $137,097 in cash for operating activities for the year ended August 31, 2013. The Company will engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The remaining 30% ownership of Eco Ventures – Florida as of August 31, 2013 is recorded as non-controlling interest in the consolidated financial statements.

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

As of August 31, 2013, the Company did not have any issued or outstanding stock options.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2013, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2013 as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2013. Our Chief Executive Officer and President/Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. Therefore while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported a material weakness resulting from the combination of the following significant deficiencies:· Lack of segregation of duties in certain accounting and financial reporting processes including the approval and execution of disbursements;· The Company’s corporate governance responsibilities are performed by the Board of Directors; we do not have independent Board of Directors, we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, several of our corporate governance functions are not performed concurrent (or timely) with the underlying transaction, evaluation, or recordation of the transaction.

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

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2013 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

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

The names, addresses and ages of each of our directors and executive officers and the positions and offices held by them, which director positions are for a period of one year, are:

Name and Address	Age	First Became Officer and/or Director	Position(s)

Randall Lanham	50	July 1, 2011	Director and CEO
28562 Oso Parkway
Unit D
Rancho Santa Margarita, C A 92688

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

Mr. Lanham has been engaged in the private practice of law in his own firm since 1996. Randall Lanham is a California- licensed attorney with experience in securities law and corporate finances. Mr. Lanham has experience in both domestic and international corporate legal matters, with demonstrated effectiveness in corporate reorganizations and business operations. Mr. Lanham's business experience coupled with solid legal background in corporate and civil law positions him perfectly for his work at the helm of EVG, where his goals are to control costs, establishing customer and vendor relations, and increase internal productivity directly generating improved bottom-line profitability.

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

Significant  Employees

We have no significant employees other than our executive officer.

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

Board Meetings

During the fiscal year ended August 31, 2013, we had two directors. During the year fiscal year ended August 31, 2013, the Board held one meeting and has taken numerous actions by unanimous written consent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the SEC. To our knowledge, during the fiscal year ended August 31, 2013, based solely on a review of such materials as are required by the SEC, all required reporting is current and accurate.

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

Covered — All Executive Officers

The executive officers for the year ended August 31, 2012 and for the year ended August 31, 2013 are as follows:

Randall Lanham, Chief Executive Officer
Paul Smith, President (July 1, 2011 – September 9, 2012)
Mark Cox, President September 10, 2012 to present.

Summary Compensation Table

The following table summarizes all compensation recorded by us for the year ended August 31, 2012 and for the year ended August 31, 2013 for our named executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Randall Lanham,	2013	$-	$-	$2,274	$-	$-	$-	$-	$2,274
CEO (1)
	2012	150,000	-	64,926	-	-	-	-	214,926

Paul Smith,	2013	-	-	182,417	-	-	-	-	182,417
Ex-President
and CFO (2)	2012	150,000	-	64,926	-	-	-	-	214,926

Mark Cox,	2013	-	-	15,000	-	-	-	-	15,000
President and CFO (3)	2012	-	-	63,366	-	-	-	-	63,366

(1)
Representing a total of 3,167 as Founder’s Shares valued at $12 per share, we also issued 3,167 shares to be equally vested in next 36 months. During the year ended August 31, 2012, 1,056 shares of common stock were valued at average of the closing market price during the month for which stocks are awarded totaling to $64,926 vested as set forth in their Employment Agreements. During the year ended August 31, 2013, 15,829 shares of the Company’s common stocks were issued and valued at average of the closing market price during the month for which stocks are awarded totaling to $2,274 vested as set forth in their Employment Agreements. These shares were not issued as of the date of this Annual Report.  These Shares are all restricted in accordance with the requirements of Rule 144 under the Securities Act of 1933, as amended.

(2)
Representing a total of 3,167 as Founder’s Shares valued at $12 per share, we also issued 3,167 shares to be equally vested in next 36 months. During the year ended August 31, 2012, 1,056 stocks were valued at average of the closing market price during the month for which stocks are awarded totaling to $64,926 vested as set forth in their Employment Agreements. During the year ended August 31, 2013, 31,667 shares of the Company’s common stock were agreed to be issued and valued at average of the closing market price during the month for which stocks are awarded totaling to $17,417 vested as set forth in their Employment Agreements and agreed to issue 300,000 shares of Company’s common stock as per Settlement Agreement valued at $165,000. Paul Smith has resigned as of September 10, 2012. These Shares are all restricted in accordance with the requirements of Rule 144 under the Securities Act of 1933, as amended. These shares were not issued as of the date of this Annual Report.

(3)
Mark Cox was appointed on August 7, 2012 and 8,333 shares eligible on signing of the agreement valued at $14.70. Mark Cox is on a review term for the first 120 days. The amended agreement state the effective date of appointment as September 10, 2012 but the stock award of 8,333 restricted shares shall remain earned as of August 7, 2012. During the year ended August 31, 2013, 28,333 shares of the Company’s common stock were earned and valued at average of the closing market price during the month for which stocks are awarded totaling to $63,366 vested as set forth in his Employment Agreement.  These shares were not issued as of the date of this Annual Report.

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

Equity Compensation Plans

2011 Incentive Stock Option Plan

On July 26, 2011, our Board of Directors unanimously approved our 2011 Incentive Stock Option Plan (the “2011 Plan”). The purpose of the Plan is to retain current, and attract new, employees, directors, consultants and advisors that have experience and ability, along with encouraging a sense of proprietorship and interest in the Company’s development and financial success. The Board of Directors believes that option grants and other forms of equity participation are an increasingly important means of retaining and compensating employees, directors, advisors and consultants. The 2011 Plan authorizes us to issue up to 44,444 shares of our common stock. The plan allows us to grant tax-qualified incentive stock options, non-qualified stock options and restrictive stock awards to employees, directors and consultants of our company.

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

Outstanding Equity Awards at Fiscal Year-end

There we no outstanding equity awards for our Executive officers in the period from November 9, 2010 (date of inception) through August 31, 2013.

Stock Option Exercised

There were no stock options exercised on common shares in the period from November 9, 2010 (date of inception) through August 31, 2013, with respect to the named executives listed in the Summary Compensation Table.

Expense  Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

Retirement Plans and Benefits.

None.

Director  Compensation

 The following table summarizes all director compensation for our Executive officers in the most recent fiscal year ended August 31, 2013 and the previous fiscal year ended August 31, 2012. No compensation was paid in either fiscal year due to lack of operating funds. There are no other standard compensation arrangements in place and all directors are treated equally with respect to any compensation.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of July 10, 2014 , by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group. Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. Except as indicated, the address of each of the persons named in the table is that of the Company’s principal executive offices. As of July 10, 2014, there were 50,000,000 shares of our common stock authorized and 2,636,170shares issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Common Stock	Randall J. Lanham (2)	146,167 (1)	5.3%

Common Stock	Ryze Capital, NA LLC	1,193,333	45.30%
	121 South Orange Ave Suite 1230
	Orlando, FL 32801

Common Stock	Adobe International	600,000	22.80%
	The Matalon
	Coney Drive
	Belize City, Belize

Common Stock	All officers and directors (2 persons) (2)	146,167	5.5%

(1)	All shares are owned directly.

(2)	Officer and director.

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

In addition, our Chief Executive Officer, President/Chief Financial Officer and a principal shareholder have advanced funds of $290,506 and $315,240 as of August 31, 2013 and 2012, respectively to the Company for travel and working capital purposes. There are no formal repayment terms or arrangements for these advances and are due on demand. Central Florida Resources Group has advanced a total of $232,718 as of August 31, 2013 already included in $290,506. Also, as per employment agreement, the Company charged to operations salary expenses to CEO and President of $150,000 and $300,000 for the years ended August 31, 2013 and 2012, respectively.

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

The following table sets forth fees billed to us by RBSM during the fiscal years ended August 31, 2013 and 2012 for: (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	Fiscal Years Ended
	August 31, 2013	August 31, 2012
Audit Fees (1)	$32,500	$36,500
Audit Related Fees (2)	-	-
Tax Fess (3)	-	-
All Other Fees (4)	-	-
	$32,500	$36,500

(1) Audit Fees

Audit fees include fees incurred for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2013, the reviews of the quarterly interim consolidated financial statements included in the Company’s Forms 10-Q for the fiscal year ended August 31, 2013, and services rendered to issue consents required in certain of the Company’s registration statements. RBSM has billed us $32,500 and $36,500 for audit fees incurred during the fiscal year ended August 31, 2013 and 2012, respectively in connection with the audit of our annual consolidated financial statements and review of quarterly interim financial statements included in our Form 10-Q.

(2) Audit-Related Fees

RBSM billed us audit-related fees in the aggregate amount of approximately $0 during the fiscal year ended August 31, 2013 and 2012.

(3) Tax Fees

No fees of this sort were billed by RBSM during the period from November 9, 2010 (date of inception) through August 31, 2013.

(4) All Other Fees

No fees of this sort were billed by RBSM during the period from November 9, 2010 (date of inception) through August 31, 2013.

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with the SEC policies regarding auditor independence, our Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Board of Directors for approval.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

See the Exhibit Index and the Index to Financial Statements immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Clear TV Ventures, Inc.
Date: July 21, 2014
	By:	/s/ Randall Lanham
Randall Lanham
Chief Executive Officer, President, Chief Financial Officer & Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 21, 2014.

Signature	Title

/s/ Randall Lanham	Chief Executive Officer and Director
Randall Lanham	(Principal Executive Officer) President, Chief Financial Officer,
Principal Accounting Officer) and Director

EXHIBIT INDEX

Exhibits

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer and Chief Financial Officer

101	Interactive data files

CLEAR TV VENTURES, INC.
(formerly Eco Ventures Group, Inc.)
(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of August 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the year ended August 31, 2013 and 2012 and for the period from November 9, 2010 (date of inception) through August 31, 2013	F-4

Consolidated Statement of (Deficit) Equity for the period from November 9, 2010 (date of inception) through August 31, 2013	F-5 – F-6

Consolidated Statements of Cash Flows for the year ended August 31, 2013 and 2012 and for the period from November 9, 2010 (date of inception) through August 31, 2013	F-7

Notes to Consolidated Financial Statements	F-8 – F-28

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Clear TV Ventures, Inc.
(formerly Eco Venture Group, Inc.)

We have audited the accompanying consolidated balance sheets of Clear TV Ventures, Inc. (formerly Eco Ventures Group, Inc.) and Subsidiary (the “Company”), a development stage company as of August 31, 2013 and 2012 and the related consolidated statements of operations, deficit and cash flows for the years ended August 31, 2013 and 2012 and for the period from November 9, 2010 (date of inception) through August 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the consolidated financial position of Clear TV Ventures, Inc. (formerly Eco Ventures Group, Inc.) as of August 31, 2013 and 2012, and the results of operations, deficit and cash flows for the years ended August 31, 2013 and 2012 and for the period from November 9, 2010 (date of inception) through August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

July 21, 2014

CLEAR TV VENTURES, INC.
(formerly Eco Ventures Group, Inc. )
(A Development Stage Company)
Consolidated Balance Sheets

	August 31,
	2013	2012

ASSETS
Current assets:
Cash	$-	$67
Deposits	-	10,000
Total current assets	-	10,067

Property, plant and equipment	-	766,367

Total assets	$-	$776,434

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$214,429	$836,548
Accrued interest, related party	30,519	19,952
Notes payable, related parties,	138,027	138,026
Advances, related parties	290,506	315,240

Total current liabilities	673,481	1,309,766

Commitments and contingencies

Deficit:
Eco Ventures Group, Inc. Stockholders Equity
Preferred stock, $0.001 par value; 6,666,667 and 100,000,000 shares authorized, respectively
Series A cumulative convertible preferred stock, $0.001 par value;
266,667 and 4,000,000 shares designated, respectively, 5,000 shares
issued and outstanding as of August 31, 2013 and 2012	5	5
Series B cumulative convertible preferred stock, $0.001 par value;
408,054 and 6,120,800 shares designated, repectively. 1,333 shares
issued and outstanding as of August 31, 2013 and 2012	1	1
Common stock, $0.001 par value; 50,000,000 and 750,000,000 shares authorized, repectvely. 2,636,170 issued and 563,170 shares outstanding as of August 31, 2013
and 2,373,789 shares issued and 300,789 share outstanding of August 31, 2012	563	301
Preferred stock subscription	100,000	100,000
Common stock subscription	-	50,000
Additional paid in capital	4,881,457	3,349,598
Deficit accumulated during development stage	(4,277,950)	(3,117,186)
Total Eco Ventures Group, Inc. Stockholders' Equity	704,076	382,719

Non controlling interest	(1,377,557)	(916,052)

Total deficit	(673,481)	(533,333)

Total liabilities and deficit	$-	$776,434

The accompanying notes are an integral part of these consolidated financial statements.

CLEAR TV VENTURES, INC.
(formerly Eco Ventures Group, Inc. )
( a development stage company)
Consolidated Statements of Operations

			For the Period
			From the Date of
			Inception
			(November 9,
	For the Year Ended		2010) Through
	August 31,		August 31,
	2013	2012	2013

Operating expenses:
Operation expenses	$221,516	$267,058	$544,597
Selling, general and administrative	692,386	2,311,620	3,834,600
Impairment loss	766,367	-	766,367
Total operating expenses	1,680,269	2,578,678	5,145,564

Loss from operations	(1,680,269)	(2,578,678)	(5,145,564)

Other income (expense)
Gain on forgiveness of debt	166,142	-	427,935
Loss on settlement of debt	-	(656,000)	(656,000)
Interest expense	(108,142)	(26,123)	(139,502)

Total other income (expense)	58,000	(682,123)	(367,567)

Net loss	(1,622,269)	(3,260,801)	(5,513,131)

Less: Net loss attributable to non controlling interest	461,505	940,725	1,565,882

Net loss attributable to Eco Ventures Group, Inc.	$(1,160,764)	$(2,320,076)	$(3,947,249)

Net loss per common share, basic and diluted	$(2.39)	$(15.21)

Weighted average number of common shares, basic and diluted	486,234	152,529

The accompanying notes are an integral part of these consolidated financial statements.

CLEAR TV VENTURES, INC.
(formerly Eco Ventures Group, Inc. )
(A Development Stage Company)
Consolidated Statement of Equity (Deficit)
FOR THE PERIOD FROM NOVEMBER 9, 2010 (DATE OF INCEPTION) THROUGH AUGUST 31, 2013

	Preferred shares						Series A		Common shares
							Preferred shares
	Series A		Series B		Common shares		subscribed		subscribed
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at date of inception (November 9, 2010) as adjusted for recapitalization and reverse stock split	-	$-	-	$-	15	$-	-	$-	-	$-
Effect of Reverse Merger:
Common stock issued in connection with the shares exchange transaction, settlement of notes payable and effect of recapitalization	-	-	-	-	115,978	116	-	-	-	-
Common stock issued in May 2011 for services rendered at fair value of $12 per share	-	-	-	-	8,333	8	-	-	-	-
Common stock issued in May 2011 for officers' compensation at fair value of $12 per shares	-	-	-	-	6,333	6	-	-	-	-
Sale of Series A preferred stock in June 2011 at $30 per share	3,333	3	-	-	-	-	-	-	-	-
Sale of Series A preferred stock in July 2011 at $30 per share	1,667	2	-	-	-	-	-	-	-	-
Preferred stock subscription	-	-	-	-	-	-	2,666	100,000	-	-
Capital contributed to majority owned subsidiary	-	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-
Balance, September 1, 2011	5,000	5	-	-	130,659	130	2,666	100,000	-	-

Sale of Series B preferred stock in October 2011 at $37.50 per share	-	-	1,333	1	-	-	-	-	-	-
Common stock issued in November 2011 for officer compensation at $54 per share	-	-	-	-	83	1	-	-	-	-
Common stock issued in January 2012 in settlement of notes payable at $24 per share	-	-	-	-	1,333	1	-	-	-	-
Common stock issued in February 2012 in settlement of notes payable at $24 per share	-	-	-	-	4,197	4	-	-	-	-
Common stock issued in March 2012 in settlement of notes payable at $24 per share	-	-	-	-	6,683	7	-	-	-	-
Common stock issued in April 2012 for officers compensation at $12 per share	-	-	-	-	750	1	-	-	-	-
Common stock subscription received in August 2012 at $7.50 per share	-	-	-	-	-	-	-	-	6,667	50,000
Common stock issued in August 2012 for services rendered at $12 per share	-	-	-	-	3,333	3	-	-	-	-
Common stock issued in August 2012 in settlement of notes payable at $6.75 per share	-	-	-	-	106,667	107	-	-	-	-
Common stock issued in August 2012 for professional services at $15 per share	-	-	-	-	417	0	-	-	-	-
Common stock issued in August 2012 for professional services at $10.50 per share	-	-	-	-	46,667	47	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-
Balance, August 31, 2012	5,000	5	1,333	1	300,789	301	2,666	100,000	6,667	50,000

Common stock issued in October 2012 for services rendered valued at to officer for cash at $4.50 per share					106,667	106
Common stock issued in November 2012 for cash at $5.25 per share	-	-	-	-	2,857	3	-	-	-	-
Common stock issued in November 2012 for cash at $5.25 per share	-	-	-	-	2,857	3	-	-	-	-
Common stock issued in November 2012 for services at $3.45 per share	-	-	-	-	16,667	17	-	-	-	-
Common stock issued in December 2012 as additional consideration on note payable valued at $2.70 per share	-	-	-	-	26,666	26	-	-	-	-
Common stock issued in March 2013 in settlement of note payable valued at $0.60 per share	-	-	-	-	100,000	100	-	-	-	-
Common stock issued in November 2012 at $7.50 per share from common stock subscription	-	-	-	-	6,667	7	-	-	(6,667)	(50,000)
Stock based compensation	-	-	-	-	-	-	-	-	-	-
Compensation forgiven by officers /related parties and accounted for as contributed services
Cancellation of rent due related party	-	-	-	-	-	-	-	-	-	-
Cancellation of debt due related party	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-
Balance, August 31, 2013	5,000	$5	1,333	$1	563,170	$563	2,666	$100,000	-	$-

(Continued on next page)

The accompanying notes are an integral part of these consolidated financial statements.

CLEAR TV VENTURES, INC.
(formerly Eco Ventures Group, Inc. )
(A Development Stage Company)
Consolidated Statement of Equity (Deficit)
FOR THE PERIOD FROM NOVEMBER 9, 2010 (DATE OF INCEPTION) THROUGH AUGUST 31, 2013

	Additional Paid in Capital	Deficit Accumulated	Total	Non-Controlling Interest	Equity (Deficit)
		During the
		Development Stage

Balance at date of inception (November 9, 2010) as adjusted for recapitalization and reverse stock split	$250	$-	$250	$-	$250
Effect of Reverse Merger:
Common stock issued in connection with the shares exchange transaction, settlement of notes payable and effect of recapitalization	69,470	(330,700)	(261,114)	-	(261,114)
Common stock issued in May 2011 for services rendered at fair value of $12 per share	99,992	-	100,000	-	100,000
Common stock issued in May 2011 for officers' compensation at fair value of $12 per shares	75,994	-	76,000	-	76,000
Sale of Series A preferred stock in June 2011 at $30 per share	99,997	-	100,000	-	100,000
Sale of Series A preferred stock in July 2011 at $30 per share	49,998	-	50,000	-	50,000
Preferred stock subscription	-	-	100,000	-	100,000
Capital contributed to majority owned subsidiary	439,425	-	439,425	188,325	627,750
Stock based compensation	169,417	-	169,417	-	169,417
Net loss	-	(466,409)	(466,409)	(163,652)	(630,061)
Balance, September 1, 2011	1,004,543	(797,109)	307,569	24,673	332,242

Sale of Series B preferred stock in October 2011 at $37.50 per share	49,999	-	50,000	-	50,000
Common stock issued in November 2011 for officer compensation at $54 per share	4,499	-	4,500	-	4,500
Common stock issued in January 2012 in settlement of notes payable at $24 per share	31,999	-	32,000	-	32,000
Common stock issued in February 2012 in settlement of notes payable at $24 per share	100,733	-	100,737	-	100,737
Common stock issued in March 2012 in settlement of notes payable at $24 per share	160,380	-	160,387	-	160,387
Common stock issued in April 2012 for officers compensation at $12 per share	8,999	-	9,000	-	9,000
Common stock subscription received in August 2012 at $7.50 per share	-	-	50,000	-	50,000
Common stock issued in August 2012 for services rendered at $12 per share	39,997	-	40,000	-	40,000
Common stock issued in August 2012 in settlement of notes payable at $6.75 per share	719,893	-	720,000	-	720,000
Common stock issued in August 2012 for professional services at $15 per share	6,250	-	6,250	-	6,250
Common stock issued in August 2012 for professional services at $10.50 per share	489,953	-	490,000	-	490,000
Stock based compensation	732,353	-	732,353	-	732,353
Net loss	-	(2,320,077)	(2,320,077)	(940,725)	(3,260,802)
Balance, August 31, 2012	3,349,598	(3,117,186)	382,719	(916,052)	(533,333)

Common stock issued in October 2012 for services rendered valued at to officer for cash at $4.50 per share	-106		-	-	-
Common stock issued in November 2012 for cash at $5.25 per share	14,997	-	15,000	-	15,000
Common stock issued in November 2012 for cash at $5.25 per share	14,997	-	15,000	-	15,000
Common stock issued in November 2012 for services at $3.45 per share	57,483	-	57,500	-	57,500
Common stock issued in December 2012 as additional consideration on note payable valued at $2.70 per share	71,974	-	72,000	-	72,000
Common stock issued in March 2013 in settlement of note payable valued at $0.60 per share	59,900	-	60,000	-	60,000
Common stock issued in November 2012 at $7.50 per share from common stock subscription	49,993	-	-	-	-
Stock based compensation	248,058	-	248,058	-	248,058
Compensation forgiven by officers /related parties and accounted for as contributed services	560,596	-	560,596	-	560,596
Cancellation of rent due related party	386,255	-	386,255	-	386,255
Cancellation of debt due related party	67,712	-	67,712	-	67,712
Net loss	-	(1,160,764)	(1,160,764)	(461,505)	(1,622,269)
Balance, August 31, 2013	$4,881,457	$(4,277,950)	$704,076	$(1,377,557)	$(673,481)

(Continued from previous page)

The accompanying notes are an integral part of these consolidated financial statements.

CLEAR TV VENTURES, INC.
(formerly Eco Ventures Group, Inc. )
(A Development Stage Company)
Consolidated Statements of Cash Flows			For the Period
			From the Date of
			Inception(November 9,
	For the Year Ended		2010) Through
	August 31,		August 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(1,622,269)	$(3,260,801)	$(5,513,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	305,557	1,282,100	1,933,074
Gain on forgiveness of debt	(166,142)	-	(427,935)
Amortization expense - loan fee	72,000	-	72,000
Impairment loss	766,367	-	766,367
Operating expenses incurred by related party on behalf of the
Company in exchange for notes payable and advances	23,233	203,657	492,364
Compensation forgiven by officers/related parties and accounted
for as contributed services	150,000	-	150,000
Loss on settlement of debt	-	656,000	656,000
Changes in operating assets and liabilities:
Advance on mineral contracts	10,000	-	10,000
Deposits	-	-	(10,000)
Accounts payable and accrued expenses	324,156	718,925	1,192,994
Net cash used in operating activities	(137,097)	(400,119)	(678,267)

Cash flows from investing activities:
Purchase of property and equipment	-	(36,971)	(206,367)
Net cash used in investing activities	-	(36,971)	(206,367)

Cash flows from financing activities:
Proceeds from the sale of Series A preferred stock	-	-	250,000
Proceeds from the sale of Series B preferred stock	-	50,000	50,000
Proceeds from the issuance of common stock	30,000	-	80,000
Proceeds from common stock subscription		50,000	-
Proceeds from advances, related parties	7,030	213,650	269,284
Proceeds from notes payable, related parties	-	67,600	67,600
Proceeds from notes payable, unrelated parties	100,000	-	100,000
Contributed capital by majority owned subsidiary	-	-	67,750
Net cash provided by financing activities	137,030	381,250	884,634

Net decrease in cash and cash equivalents	(67)	(55,840)	-
Cash and cash equivalents, beginning of period	67	55,907	-
Cash and cash equivalents, end of period	$-	$67	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Property, plant and equipment acquired by certain investors as capital contribution	$-	$-	$560,000
Common stock issued in settlement of notes payable and accrued interest	$60,000	$357,126	$417,126
Notes payable and advances issued in exchange for expenses paid by related parties	$23,233	$203,657	$513,097
Accrued rent due related party - cancelled and reclassed to paid in capital	$386,255	$-	$386,255
Accrued compensation forgiven by officers/related parties and
accounted for as contributed services	$560,596	$-	$560,596
Debt due related party forgiven and reclosed to paid in capital	$67,721	$-	$67,721
Assumption of accrued expenses by related party	$12,715	$-	$12,715
Common shares issued as debt-financing cost	$72,000	$-	$72,000

The accompanying notes are an integral part of these consolidated financial statements.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis and business presentation

Clear TV Ventures, Inc. (formerly Eco Ventures Group, Inc.), a publicly traded and holding company of our planned expanding lines of business was incorporated under the laws of the State of Nevada in April 2002 under the name of Modern Renewable Technologies, Inc.  In connection with the consummation of the reverse merger transaction on June 1, 2011 with Eco Ventures Group, Inc., a Florida corporation (“Eco Ventures – Florida”) formed on November 9, 2010 (date of inception), the accounting acquirer (see below), EVG changed its name to Eco Ventures Group, Inc., a Nevada corporation.  The historical financial statements are those of Eco Ventures – Florida, the accounting acquirer, immediately following the consummation of the reverse merger.  On July 15, 2013, the Company entered into an Agreement and Plan of Merger with Clear TV Ventures, Inc. (“CTV”). Under the terms of the merger, Clear TV became the surviving corporation.

All references that refer to (the “Company” or “Clear TV Ventures, Inc.” or "CTV" or “we” or “us” or “our”) are Clear TV Ventures, Inc., the Registrant and its wholly and or majority owned subsidiaries unless otherwise differentiated, Eco Ventures Group, Inc., a Florida formed corporation.  We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and specialize in the planned extraction of precious metals from mineralized waste bodies and reclaimed mine tailings and also will focus on the production of advanced biodiesel from recovered cooking oils and oil rich plants. We have not generated any revenues to date, have incurred expenses and has sustained losses since November 9, 2010 (date of inception).  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from November 9, 2010 (date of inception) through August 31, 2013, we have accumulated a deficit through its development stage of approximately $4,277,950.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Eco Ventures - Florida.  All significant intercompany balances and transactions have been eliminated in consolidation.

The remaining 30% ownership of Eco Ventures – Florida as of August 31, 2013 is recorded as non-controlling interest in the consolidated financial statements.

On July 18, 2013, CTV declared a 15-for-1 reverse stock split for all of its common and preferred stock. All references in the accompanying consolidated financial statements and notes thereto to the number of shares outstanding and per-share amounts have been retroactively restated to reflect this reverse stock split.

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

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.  During the year ended August 31, 2013, all acquired property and equipment was determined to be impaired and the total cost of $766,367 was charged to operations.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  For the year ended August 31, 2013, the Company recognized an impairment loss of $766,367. The impairment loss represents the excess of the carrying amounts of the Company’s property and equipment over their fair value, which was determined on the basis of their liquidation value of the related assets. CTV was significantly behind in paying its rent on its Florida Facilities. On March 31, 2013, the landlord, a related party, waived all past due rents and released the Company from any further obligation under the lease. The Company credited to equity all accrued past due rent totaling $386,255.

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Shares issuable upon conversion of the Series A and Series B preferred stock have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Diluted shares outstanding were 493,794 shares as of August 31, 2013.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of August 31, 2013, the Company did not have any issued or outstanding stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from November 9, 2010 (date of inception) through August 31, 2013.

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

 NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements from November 9, 2010 (date of inception) through August 31, 2013, the Company incurred deficit accumulated during development stage of approximately $4,277,950, used $137,097 in cash for operating activities during the year ended August 31, 2013. In addition, the Company is in a development stage, has yet commercialized its planned business and has not generated any revenues since inception. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of August 31, 2013 and 2012 are comprised of the following:

	August 31, 2013	August 31, 2012
Office furniture and fixtures	$1,667	$1,667
Equipment	149,214	149,214
Leasehold improvements	19,640	19,640
Construction in process	595,846	595,846
	766,367	766,367
Less impairment loss	(766,367)	-
Total property and equipment	$-	$766,367

Since its inception, the Company was in the assembly and testing mode and not in operations.  Therefore no depreciation was recorded on the above indicated assets. As indicated in Note 1, the Company recognized an impairment loss for the year ended August 31, 2013 of $766,367.

During the period from November 9, 2010 (date of inception) through August 31, 2013, the Company received property and equipment from three investors at a fair value of $560,000. The transaction was recorded as a capital contribution.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of August 31, 2013 and 2012 are comprised of the following:

	August 31, 2013	August 31, 2012
Accounts payable	$214,429	$425,952
Accrued compensation	-	410,596
Total accounts payable and accrued liabilities	$214,429	$836,548

Upon the completion of the reverse merger transaction, the Company determined certain liabilities have been forgiven by the creditors/shareholders, which is deemed as extinguished as of August 31, 2011. Accordingly, the Company has recorded a gain on forgiveness of debt of $261,793 that related to the write-off of these extinguished liabilities during the year ended August 31, 2011.

During the year ended August 31, 2013, the Company determined certain accrued compensation have been forgiven by the officers / related parties and accordingly, the Company credited to additional paid-in capital as contributed services rendered by the officers / related parties of $560,596 (accrued amount of $410,596 as of August 31, 2012 and the amount incurred during the year ended August 31, 2013 of $150,000).

Also, during the year ended August  31, 2013, the Company determined certain liabilities have been forgiven by the creditors and accordingly, the Company recorded a gain on forgiveness of debt of $166,142 during the year ended August 31, 2013. On March 31, 2103, the Company was relieved of paying past accrued rent due to a related party and credited the accrued balance due of $386,255 to equity as contributed capital.

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

The Company incurred interest expense of $25,000 and amortization expense $72,000 for the year ended August 31, 2013. As indicated the loan and accrued interest was not paid and the 100,000 shares were released from escrow in full settlement of the $125,000 balance due. On March 12, 2013, the Company recognized a net gain on the settlement of the debt of $65,000, the difference between the fair value of 100,000 shares which was $60,000 on date of issuance and the total indebtedness owed.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

NOTE 6 – NOTES PAYABLE, RELATED PARTIES

Notes payable as of August 31, 2013 and, 2012 are comprised of the following:

	August 31, 2013	August 31, 2012

Note payable, 8% per annum, due on demand, unsecured	$23,821	$23,821
Note payable, 8% per annum, due on demand, unsecured	34,075	34,075
Note payable, 8% per annum, due on demand, unsecured	16,317	16,317
Note payable, 8% per annum, due on demand, unsecured	37,827	37,827
Note payable, 8% per annum, due on demand, unsecured	10,053	10,053
Note payable, 8% per annum, due on demand, unsecured	15,933	15,933
	$138,026	$138,026
Add: Accrued interest	30,519	19,952
Total	$168,545	$157,978

From November 9, 2010 (date of inception) through August 31, 2011, the Company issued two notes in the aggregate of $265,474 in exchange for operating expenses paid on behalf of the Company by two shareholders of its majority owned subsidiary. The notes bear interest at an annual rate of 8%, are unsecured and due on demand.

During the year ended August 31, 2012, the Company issued an aggregate of 118,880 shares of common stock, valued at $6.75 - $24 per share in settlement of $357,124 of the outstanding notes payable and accrued interest and recorded a loss on settlement of notes payable and accrued interest of $656,000.

During the year ended August 31, 2012, the Company issued six notes totaling $138,026 in exchange for operating funds provided by a shareholder of its majority owned subsidiary.  The notes bear interest at an annual rate of 8%, are unsecured, and are due on demand.

The Company charged to operations interest expense on the above notes of $10,567 during the year ended August 31, 2013.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 6,666,667 and 100,000,000 shares of preferred stock with a par value of $0.001 per share as of August 31, 2013 and 2012, respectively.  The Company's preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established. On July 18, 2013, CTV declared a 15-for-1 reverse split for all of its common and preferred stock.  All references in the accompanying consolidated financial statements and notes thereto to the number of shares outstanding and per-share amounts have been retroactively restated to reflect this stock split.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

Series A Cumulative Convertible Preferred Stock ("Series A")

In August, 2011, the Company designated 266,427 shares of authorized preferred stock as Series A Redeemable Convertible Preferred stock ("Series A").

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

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

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

As of August 31, 2013 and 2012, there were 5,000 Series A Cumulative Convertible Preferred Stock issued and outstanding.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

Series B Cumulative Convertible Preferred Stock ("Series B")

In September 2011, the Company designated 407,686 shares as Series B Cumulative Convertible Preferred stock.

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

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

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

During the year ended August 31, 2012, the Company issued 1,333 shares of its Series B Redeemable Convertible Preferred stock in exchange for proceeds of $50,000, valued at $37.51 per share.

As of August 31, 2013 and 2012, there were 1,333 Series B Cumulative Preferred Stock issued and outstanding.

Common stock

The Company is authorized to issue 50,000,000 and 750,000,000 shares of $0.001 par value common stock as of August 31, 2013 and 2012, respectively.  As of August 31, 2013 and 2012, 2,636,170 and 2,373,789 shares of the Company's common stock were issued and 563,170 and 300,789 shares of the Company's common stock were outstanding, respectively.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

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

On January 27, 2012, the Company issued 1,333 shares of its common stock in exchange for notes payable in the amount of $32,000, valued at $24 per share.

On February 21, 2012, the Company issued 2,846 shares of its common stock in exchange for a note payable in the amount of $68,737 valued at $24 per share (post-split).

On February 26, 2012, the Company issued 1,333 shares of its common stock in exchange for notes payable in the amount of $32,000, valued at $24 per share.

On March 23, 2012, the Company issued 6,683 shares of its common stock in exchange for a note payable in the amount of $160,387, valued at $24 per share.

On April 18, 2012, the Company issued 750 shares of its common stock as employee compensation in the amount of $9,000 valued at the closing stock price of $12.

On July 23, 2012, the Company issued, but held in escrow 2,066,667 shares of its common stock.

On August 1, 2012, the Company issued 106,667 shares of its common stock in exchange for a note payable and accrued interest in the amount of $64,000, valued at $6.75 per share. The Company recorded a loss on settlement of debt of $656,000 during the year ended August 31, 2012.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

On August 8, 2012, the Company issued 417 shares of its common stock in exchange services rendered in the amount of $6,250 valued at $15 per share.

On August 22, 2012, Company received subscription money of $50,000 for 6,667 shares of restricted common stock, valued at $7.50 per share. On November 1, 2012 the Company issued the 6,667 shares of its authorized but unissued capital in restricted common stock.

On August 22, 2012, the Company issued 50,000 shares of its common stock in exchange for services rendered in the amount of $530,000 valued at $10.50 - $12 per share.

On October 4, 2012, the Company issued 106,667 shares of its authorized but unissued capital in restricted common stock. This was in consideration for services rendered during the fourth quarter ended August 31, 2012. The Company charged to operation as stock based compensation during the year ended August 31, 2012, fair value of 106,667 common stock of $480,000 valued at $4.50 per share.

In addition, in consideration for services rendered in August 2012 by Mark Cox, the Company will subsequently issue 8,333 shares of its common stock and charged to operation as stock based compensation of $122,500 valued at $14.70 per share during the year ended August 31, 2012. As of the date of filing of this report, the shares are not issued.

On November 1, 2012 and November 21, 2012 the Company issued a total of 2,857 shares of its authorized but unissued capital in restricted common stock. This was in consideration for Mr. Schneider purchasing the shares at a price of $5.25 per share through a subscription agreement.

On November 1, 2012 and November 21, 2012 the Company issued a total of 2,857 shares of its authorized but unissued capital in restricted common stock. This was in consideration for Mr. Bhatia purchasing the shares at a price of $5.25 per share through a subscription agreement.

On November 21, 2012, the Company issued 16,667 shares of its authorized but unissued capital in restricted common stock.  This was in consideration for services rendered and was valued at $3.45, closing market price on November 21, 2012.

As discussed in Note 5, the Company issued 26,666 shares of its common stock to an unrelated third party as additional consideration for a $100,000 loan. The shares were valued at $2.40, the closing market price on December 12, 2012. Furthermore, under the terms of the loan, the Company issued 100,000 shares of its common stock in escrow as collateral against the loan.  The loan was not  repaid by its March 12, 2013 due date, and the 100,000 common shares were released from escrow and valued at $60,000 ($0.60 per share) in full settlement of the $100,000 loan and related $25,000 accrued interest (See Note 5). Accordingly, the Company recorded a gain on settlement of debt of $65,000 during the year ended August 31, 2013.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

In addition, as per employment agreement with Mark Cox, upon completion of 60 days review period, the Company will subsequently issue 8,333 shares of its common stock and charged to operation as stock based compensation of $37,500 valued at $4.50 per share during the year ended August 31, 2013. As of the date of filing of this report, the shares are not issued.

Under Mr. Cox’ employment agreement, the Company is required to issue him 3,333 shares per month commencing in December 2012. The Company charged $25,862 to operations as compensation for during the year ended August 31, 2013.. Compensation is valued based upon the average monthly closing price of the underlying shares earned. The Company will issue 20,000 shares and offset the compensation expense against additional paid-in capital. As of the date of filing of this report, the shares are not issued.

As a condition to Mutual Release Agreement with Paul Smith, ex-President and Chief Financial Officer of the Company, dated September 10, 2012 the Company will subsequently issue 20,000 restricted shares and charged to operation as stock based compensation of $165,000 valued at $8.25 per share during the quarter ended November 30, 2012. Also, the remaining 2,111 restricted stock were vested immediately on the date of agreement which will be issued subsequently and charged to operation as stock based compensation of $17,422 valued at $8.25 per share during the year ended August 31, 2013. As of the date of filing of this report, the shares are not issued.

As per employment agreement, the Company charged to operation as a stock based compensation of $2,274 fair value of 1,055 of shares of its restricted stock to Randall Lanham, the Chief Executive Officer of the Company, for the year ended August 31, 2013. As of the date of filing of this report, the shares are not issued.

 NOTE 8 - STOCK OPTIONS

On July 26, 2011, the 2011 Incentive Stock Option Plan (the “2011 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company was approved by the Board of Directors and reserved 44,444 shares of the Company’s common stock for the 2011 Plan.

As of August 31, 2013, the Company has not granted any stock options under the 2011 Plan.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company’s current officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were $290,506 and $315,240 advances due at August 31, 2013 and 2012, respectively.

As described in Note 6 above, from November 9, 2010 (date of inception) through August 31, 2011, the Company issued two notes in the aggregate amount of $265,474 and during the year ended August 31, 2012, the Company issued six notes in the aggregate of $138,026 to the non-controlling interest shareholders of Eco Ventures – Florida.  The notes bear an 8% per annum interest rate, unsecured and are due on demand. The Company charged interest expense of $10,567 during the year ended August 31, 2013, respectively.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

On September 10, 2012, the Board of Directors (the “Board”) of Eco Ventures Group, Inc. (the “Company”) accepted the resignation of Paul Smith as President.  In accordance with agreement, Mr. Smith’s shall receive all stock earned prior to resignation totaling 6,417 shares. Smith shall receive an additional 20,000 shares of stock valued at $165,000 as compensation for remaining on the “Advisory Board” of Eco Ventures. Also, Smith waived his right to any back salary or cash compensation for services rendered. During the year ended August 31, 2013, the Company credited to additional paid-in capital as contributed services of $180,297 resulted from Smith’s waiving of his right to any back salary or cash compensation for services.

On March 31, 2013, the Company’s landlord, a related party, waived all past due rents and released the Company from any further obligation under the lease. The Company credited to equity all accrued past due rent totaling $386,255.

Also, during the year ended August 31, 2013, Randall Lanham, the Chief Executive Officer of the Company waived rights towards any back salary or cash compensation and accordingly, the Company credited to additional paid-in capital as contributed services of $150,000.

During the year ended August 31, 2013, the Company charged to operations as stock based compensation of $37,500 valued at $4.50 per share for 8,333 shares vested upon completion of 60 days review period per employment agreement with Mark Cox, President and Chief Financial Officer of the Company. As of the date of filing of this report, the shares are not issued.

During the year ended August 31, 2013, a shareholder forgave $67,712 of debt due to him by the Company, which was reclassed to equity.  Also during the year ended August 31, 2013, the same shareholder assumed a credit card obligation totaling $12,715.

Also, upon successful completion of the Mark Cox's one hundred and twenty (120) day review, the Company shall also award an additional 3,333 shares of its "restricted stock" for each month that Employee remains in the employ of the Company, up to a maximum of twenty-four (24) months. Accordingly, the Company charged to operations as stock based compensation $25,862 valued at average monthly closing price for 20,000 shares during the year ended August 31, 2013.. As of the date of filing of this report, the shares are not issued.

During the year ended August 31, 2013, the Company accrued $35,000 to the Chief Executive Officer ("CEO") of the Company as per Financial and Marketing Consulting Services agreement and $20,000 as consulting expenses to the CEO of the Company.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

NOTE 10 -COMMITMENTS AND CONTINGENCIES

Reorganization Agreement and Deal Flow Agreement

On July 30, 2012, the Board of Directors of Eco Ventures Group, Inc. (OTCBB: EVGI) (the "Company") ratified a definitive "Reorganization Agreement" ("the Agreement") between the Company and Energiepark Supitz GmbH ("Energiepark") whereby the Company will acquire 75% of the Shares of Energiepark in exchange for Shares of the Company which, upon issuance, will constitute 30% of the issued and outstanding Shares of Common Stock of the Company ("the Acquisition Shares"), and cash consideration of $3,000,000.  The Company has the option to acquire the remaining 25% of the Shares of Energiepark at a price which will be equal to 25% of the net value of the combined companies, as defined in the Agreement.  The Agreement was signed and notarized by Energiepark, in accordance with German law, on August 1, 2012. The terms of the agreement were never met and the agreement was terminated.

Employment Agreements

Mark Cox.  In August, 2012, the Board of Directors (the “Board”) of Eco Ventures Group, Inc. (the “Company”) elected Mark Cox as the Company’s President. The Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Cox.  Pursuant to this Agreement, the Company shall pay Mr. Cox an annual salary at the rate of $150,000 a year during the Employment Period, however Mr. Cox will forgo 100% of his salary until the Company receives a significant portion of its financing to expand its operations and execute its business plan. In addition, the Company issued to Mr. Cox one hundred and twenty thousand (8,333) shares of its “restricted stock” valued at $14.70 per share and charged to operations as a stock based compensation of $122,500 during the year ended August 31, 2012.  Mr. Cox shall receive an additional one hundred and twenty thousand (8,333) shares upon successful completion of his sixty (60) day review.  Upon successful completion of a one and twenty (120) day review period, the Company shall also award an additional 3.333 shares of its "restricted stock" for each month that Mr. Cox remains in the employ of the Company, up to a maximum of twenty-four (24) months. The amended agreement dated September 10, 2012 state the effective date of appointment as September 10, 2012 but the stock award of 8,333 restricted shares shall remain earned as of August 7, 2012 and other term to be remain as same. Effective June 30, 2013, Mark Cox has resigned his position as an officer of the Company.

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

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

Paul Smith. The Company entered into an employment contract on July 1, 2011 with Mr. Smith as our President and Chief Financial Officer for a period of 3 years at an annual salary of $300,000.  Mr. Smith will however forgo 50% of his salary until the Company receives a significant portion of its financing to expand its operations and execute its business plan. Mr. Smith is entitled to an annual bonus to equal to 1% of the Company’s EBITA for each fiscal year during the Employment Period but not to exceed $500,000.  Mr. Smith received 3,167 shares of the Company’s common stock in conjunction with the reverse merger transaction.   The Company shall award an additional 88 shares of its "restricted stock" for each month that Mr. Smith remains in the employ of the Company, up to a maximum of thirty-six (36) months. On September 10, 2012, the Board of Directors (the “Board”) of Eco Ventures Group, Inc. (the “Company”) accepted the resignation of Paul Smith as President.

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

The joint venture was terminated as of August 31, 2013.

Operating Lease Commitments

The Company's initial headquarters, operations and manufacturing facilities are located at 7432 State Road 50, Suite 101, Groveland, FL, in a light-industrial complex 25 miles west of Orlando, FL . The Company has leased an office / warehouse complex with a large warehouse facility for its planned Mineral Recovery Operation and Bio-Diesel Operation. The Company has since moved out of the facilities and is no longer leasing the facilities. The properties were sold and all debts and rents due were forgiven.
.
Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of August 31, 2013.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

NOTE 11 - NON CONTROLLING INTEREST

The remaining 30% ownership of Eco Ventures - Florida is recorded as Non-Controlling interest in the consolidated financial statements.

A reconciliation of the non-controlling loss attributable to the Company:

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the year ended August 31, 2013:

Net loss	$1,538,350
Average Non-controlling interest percentage	30.0%
Net loss attributable to the non-controlling interest	$461,505

The following table summarizes the changes in Non-Controlling Interest from November 9, 2010 (date of inception) through August 31, 2013.

Balance, November 9, 2010 (date of inception)	$-
Non-controlling interest portion of contributed capital	188,325
Net loss attributable to the non-controlling interest	(163,652)
Balance, August 31, 2011	24,673

Net loss attributable to the non-controlling interest	(940,725)
Balance, August 31, 2012	$(916,052)

Net loss attributable to the non-controlling interest	(461,505)
Balance, August 31, 2013	$(1,377,557)

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

NOTE 12 – INCOME TAXES

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

At August 31, 2013, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $3,704,000 which expiring through the fiscal tax year 2031, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Based upon the change in ownership rules under section 382 of the Internal Revenue Code of 1986, if in the future the Company issues common stock or additional equity instruments convertible in common shares which result in an ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating losses carryforwards may be significantly limited as to the amount of use in a particular years. Components of deferred tax assets as of August 31, 2013 are as follows. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At August 31, 2013 and 2012, the significant components of the deferred tax assets (liabilities) are summarized below:

	August 31, 2013	August 31, 2012
Net operating loss carry forwards expiring through fiscal tax year 2031	$3,704,000	$2,988,000

Deferred tax asset	1,296,400	1,045,800
Less valuation allowance	(1,296,400)	(1,045,800)
Balance	$-	$-

Net operating loss carry forwards 2013 (estimated)	$3,704,000	$2,988,000
Balance	$3,704,000	$2,988,000

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense for August 31, 2013 and 2012 is as follows:

	August 31, 2013	August 31, 2012
Statutory federal income tax rate	35.0%	35.0%
State income taxes and other	0.0%	0.0%

Effective tax rate	35.0%	35.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	August 31, 2013	August 31, 2012
Deferred Tax Asset (Liability):
Net operating loss carry forward	$1,296,400	$1,045,800
Subtotal	1,296,400	1,045,800
Valuation allowance	(1,296,400)	(1,045,800)

Net Deferred Tax Asset (Liability)	$-	$-

The Company has not yet filed its tax returns for the period from November 9, 2010 (date of inception) through August 31, 2013.

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

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures, Inc.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2013

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expenses. As of August 31, 2013, the Company has no unrecognized tax benefit from uncertain tax positions, including interest and penalties.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

NOTE 13 - SUBSEQUENT EVENTS

On or about April 18, 2014, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with Petlife Corporation, a Delaware corporation (“Petlife”) and the shareholders of Petlife Corporation (the “Shareholders”) for the exchange of all of the issued and outstanding shares of Petlife. These shares of Petlife are being exchanged for 40,000,000 fully paid non-assessable shares of the Company or 80% of the issued and outstanding shares of the Company.

The closing of the Share Exchange Agreement is conditioned upon certain, limited customary representations and warranties as well as conditions to close such as the total issued and outstanding shares of the Company being limited to 50,000,000 issued and outstanding post-closing. Following the closing of the Share Exchange Agreement the Company intends to continue the Company’s and Petlife’s historical businesses and proposed businesses. The Company’s historical business and operations will continue independently through a newly formed wholly owned subsidiary.

Both our CUSIP number and our trading symbol for common stock which trades on the OTCQB Tier of the OTC Markets, Inc. will change as a result of the name change. The Company is in the process of submitting the notification and certain other information to the Financial Information Regulatory Association, Inc. (“FINRA”) to process the name change.