Form 10-Q
period 2013-11-30
ECO VENTURES GROUP, INC.
filed 2014-08-05
CIK 1354591

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-52445

CLEAR TV VENTURES, INC.
(FORMERLY ECO VENTURES GROUP, INC.)
(Name of registrant as specified in its charter)

Nevada	33-1133537
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

28562 Oso Parkway, Unit D. Rancho Santa Margarita, CA	92688
(Address of principal executive offices)	(Zip Code)

(949) 858-5836
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐ No  ☒

The number of shares of the registrant’s common stock outstanding as of July 31, 2014 was 563,170 shares.

CLEAR TV VENTURES, INC.
(formerly Eco Ventures Group, Inc.)
(A Development Stage Company)

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of November 30, 2013 (Unaudited) and August 31, 2013	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended November 30, 2013 and 2012 and for the Period from November 9, 2010 (date of inception) through November 30, 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended November 30, 2013 and 2012 and for the period from November 9, 2010 (date of inception) through November 30, 2013	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

PART II	Other Information

Item 1	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	31

Item 5	Other Information	31

Item 6.	Exhibits	31

SIGNATURES		32

PART I.  Financial Information

Item 1.  Financial Statements

CLEAR TV VENTURES, INC.
(formerly Eco Ventures Group, Inc. )
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	November 30,	August 31,
	2013	2013
	(Unaudited)
ASSETS

Total assets	$-	$-

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$210,779	$214,429
Accrued interest, related party	33,272	30,519
Notes payable, related parties,	138,027	138,027
Advances, related parties	294,656	290,506

Total current liabilities	676,734	673,481

Commitments and contingencies

Deficit:
Eco Ventures Group, Inc. Stockholders Equity
Preferred stock, $0.001 par value; 6,666,667 shares authorized
Series A cumulative convertible preferred stock, $0.001 par value;
266,667 shares designated, 5,000 shares issued and outstanding
as of November 30, 2013 and August 31, 2013	5	5
Series B cumulative convertible preferred stock, $0.001 par value;
408,054 shares designated, 1,333 shares issued and outstanding
as of November 30, 2013 and August 31, 2013	1	1
Common stock, $0.001 par value; 50,000,000 shares authorized,
2,636,170 shares issued and 563,170 shares outstanding as of
November 30, 2013 and August 31, 2013	563	563
Preferred stock subscription	100,000	100,000
Additional paid in capital	4,881,457	4,881,457
Deficit accumulated during development stage	(4,281,203)	(4,277,950)
Total Eco Ventures Group, Inc. Stockholders' Equity	700,823	704,076

Non controlling interest	(1,377,557)	(1,377,557)

Total deficit	(676,734)	(673,481)

Total liabilities and deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEAR TV VENTURES, INC.
(formerly Eco Ventures Group, Inc. )
( a development stage company)
Condensed Consolidated Statements of Operations - Unaudited

			For the Period
			From the Date of
			Inception(November 9,
	For the Three Months Ended		2010) Through
	November 30,		November 30,
	2013	2012	2013

Operating expenses:
Operation expenses	$-	$52,867	$544,597
Selling, general and administrative	500	406,915	3,835,100
Impairment loss	-	-	766,367
Total operating expenses	500	459,782	5,146,064

Loss from operations	(500)	(459,782)	(5,146,064)

Other income (expense)
Gain on forgiveness of debt	-	12,300	427,935
Loss on settlement of debt	-	-	(656,000)
Interest expense	(2,753)	(2,240)	(142,255)

Total other income (expense)	(2,753)	10,060	(370,320)

Net loss	(3,253)	(449,722)	(5,516,384)

Less: Net loss attributable to non controlling interest	-	129,252	1,565,882

Net loss attributable to Clear TV Ventures, Inc.	$(3,253)	$(320,470)	$(3,950,502)

Net loss per common share, basic and diluted	$(0.01)	$(2.10)

Weighted average number of common shares, basic and diluted	563,170	152,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEAR TV VENTURES, INC.
(formerly Eco Ventures Group, Inc. )
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)			For the Period
			From the Date of
			Inception(November 9,
	For the Three Months Ended		2010) Through
	November 30,		November 30,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(3,253)	$(449,722)	$(5,516,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	278,882	1,933,074
Gain on forgiveness of debt	-	(12,300)	(427,935)
Amortization expense - loan fee	-	-	72,000
Impairment loss	-	-	766,367
Operating expenses incurred by related party on behalf of the
Company in exchange for notes payable and advances	-	20,733	492,364
Compensation forgiven by officers/related parties and accounted
for as contributed services	-	37,500	150,000
Loss on settlement of debt	-	-	656,000
Changes in operating assets and liabilities:
Advance on mineral contracts	-	-	10,000
Deposits	-	-	(10,000)
Accounts payable and accrued expenses	3,253	58,722	1,196,247
Net cash used in operating activities	-	(66,185)	(678,267)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(206,367)
Net cash used in investing activities	-	-	(206,367)

Cash flows from financing activities:
Proceeds from the sale of Series A preferred stock	-	-	250,000
Proceeds from the sale of Series B preferred stock	-	-	50,000
Proceeds from the issuance of common stock	-	30,000	80,000
Proceeds from advances, related parties	-	39,030	269,284
Proceeds from notes payable, related parties	-	-	67,600
Proceeds from notes payable, unrelated parties	-	-	100,000
Contributed capital by majority owned subsidiary	-	-	67,750
Net cash provided by financing activities	-	69,030	884,634

Net increase in cash and cash equivalents	-	2,845	-
Cash and cash equivalents, beginning of period	-	67	-

Cash and cash equivalents, end of period	$-	$2,912	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Property, plant and equipment acquired by certain investors as capital contribution	$-	$-	$560,000
Common stock issued in settlement of notes payable and accrued interest	$-	$-	$417,126
Notes payable and advances issued in exchange for expenses paid by related parties	$4,150	$20,733	$517,247
Accrued rent due to related party - cancelled and reclassed to paid in capital	$-	$-	$386,255
Accrued compensation forgiven by officers/related parties and
accounted for as contributed services	$-	$410,596	$560,596
Debt due to related party forgiven and reclosed to paid in capital	$-	$-	$67,721
Assumption of accrued expenses by related party	$-	$-	$12,715
Common shares issued as debt-financing cost	$-	$-	$72,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOVEMBER 31, 2013

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The accompanying unaudited condensed consolidated financial statements of Clear TV Ventures, Inc. (Formerly Eco Ventures Group, Inc.), (the “Company”), have been prepared in accordance with the rules and regulations (S-X) of the Securities and Exchange Commission (the "SEC") and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three month period ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the August 31, 2013 consolidated  financial statements and footnotes thereto included in the Company's SEC Form 10-K filed on July 21, 2014.

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

All references that refer to (the “Company” or “Clear TV Ventures, Inc.” or "CTV" or “we” or “us” or “our”) are Clear TV Ventures, Inc., the Registrant and its wholly and or majority owned subsidiaries unless otherwise differentiated, Eco Ventures Group, Inc., a Florida formed corporation.  We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and specialize in the planned extraction of precious metals from mineralized waste bodies and reclaimed mine tailings and also will focus on the production of advanced biodiesel from recovered cooking oils and oil rich plants. We have not generated any revenues to date, have incurred expenses and has sustained losses since November 9, 2010 (date of inception).  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from November 9, 2010 (date of inception) through November 30, 2013, we have accumulated a deficit through its development stage of approximately $4,281,203.

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Eco Ventures - Florida.  All significant intercompany balances and transactions have been eliminated in consolidation.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOVEMBER 31, 2013

The remaining 30% ownership of Eco Ventures – Florida as of November 30, 2013 is recorded as non-controlling interest in the unaudited condensed consolidated financial statements.

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
NOVEMBER 31, 2013

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

Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  For the year ended August 31, 2013, the Company recognized an impairment loss of $766,367. The impairment loss represents the excess of the carrying amounts of the Company’s property and equipmentover their fair value, which was determined on the basis of their liquidation value of the related assets. CTV was significantly behind in paying its rent on its Florida Facilities. During the year ended August 31, 2013, the landlord, a related party, waived all past due rents and released the Company from any further obligation under the lease. The Company credited to equity all accrued past due rent totaling $386,255.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOVEMBER 31, 2013

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Shares issuable upon conversion of the Series A and Series B preferred stock have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Diluted shares outstanding were 570,730 shares as of November 30, 2013.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of November 30, 2013, the Company did not have any issued or outstanding stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from November 9, 2010 (date of inception) through November 30, 2013.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOVEMBER 31, 2013

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

 NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements from November 9, 2010 (date of inception) through November 30, 2013, the Company incurred deficit accumulated during development stage of approximately $4,281,203. As of November 30, 2013, the Company has no funds on which to operate. It is in the process of effectuating a merger with Pet Life as discussed in Note 1. However, there is no assurance that the merger will be consummated or that even if the Company does merger, that Pet Life will be profitable.

The Company’s existence is currently dependent upon management’s ability to develop profitable operations and or upon obtaining additional financing to carry out its planned business. Management is devoting substantially all of its efforts to the commercialization of its planned product and processes, as well as raising additional debt or equity financing in order to accelerate the development and commercialization of additional products. There can be no assurance that the Company’s commercialization or financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOVEMBER 31, 2013

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of November 30, 2013 and August 31, 2013 are comprised of the following:

	November 30, 2013	August 31, 2013
Office furniture and fixtures	$-	$1,667
Equipment	-	149,214
Leasehold improvements	-	19,640
Construction in process	-	595,846
	-	766,367
Less impairment loss	-	(766,367)
Total property and equipment	$-	$-

Since its inception, the Company was in the assembly and testing mode and not in operations.  Therefore no depreciation was recorded on the above indicated assets. As indicated in Note 1, the Company recognized an impairment loss for the year ended August 31, 2013 of $766,367.

During the period from November 9, 2010 (date of inception) through November 30, 2013, the Company received property and equipment from three investors at a fair value of $560,000. The transaction was recorded as a capital contribution.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOVEMBER 31, 2013

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of November 30, 2013 and August 31, 2013 are comprised of the following:

	November 30, 2013	August 31, 2013

Accounts payable	$210,779	$214,429
Total accounts payable and accrued liabilities	$210,779	214,429

During the quarter ended November 30, 2012, the Company determined certain accrued compensation have been forgiven by the officers / related parties and accordingly, the Company credited to additional paid-in capital as contributed services rendered by the officers / related parties of $448,096.

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

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOVEMBER 31, 2013

NOTE 6 – NOTES PAYABLE, RELATED PARTIES

Notes payable as of November 30, 2013 and August 31, 2013 are comprised of the following:

	November 30, 2013	August 31, 2013

Note payable, 8% per annum, due on demand, unsecured	$23,821	$23,821
Note payable, 8% per annum, due on demand, unsecured	34,075	34,075
Note payable, 8% per annum, due on demand, unsecured	16,317	16,317
Note payable, 8% per annum, due on demand, unsecured	37,827	37,827
Note payable, 8% per annum, due on demand, unsecured	10,053	10,053
Note payable, 8% per annum, due on demand, unsecured	15,933	15,933
	$138,026	$138,026
Add: Accrued interest	33,272	30,519
Total	$171,298	$168,545

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

The Company charged to operations interest expense on the above notes of $2,753 and $2,240 during the three month period ended November 30, 2013 and 2012, respectively.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 6,666,667 shares of preferred stock with a par value of $0.001 per share as of November 30, 2013.  The Company's preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established. On July 18, 2013, CTV declared a 15-for-1 reverse split for all of its common and preferred stock.  All references in the accompanying unaudited condensed consolidated financial statements and notes thereto to the number of shares outstanding and per-share amounts have been retroactively restated to reflect this stock split.

Series A Cumulative Convertible Preferred Stock ("Series A")

In August, 2011, the Company designated 266,427 shares of authorized preferred stock as Series A Redeemable Convertible Preferred stock ("Series A").

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOVEMBER 31, 2013

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
NOVEMBER 31, 2013

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

As of November 30, 2013 and August 31, 2013, there were 5,000 Series A Cumulative Convertible Preferred Stock issued and outstanding.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOVEMBER 31, 2013

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
NOVEMBER 31, 2013

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

As of November 30, 2013 and August 31, 2013, there were 1,333 Series B Cumulative Preferred Stock issued and outstanding.

Common stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock as of November 30, 2013. As of November 30, 2013 and August 31, 2013 there were 2,636,170 shares of the Company's common stock were issued and 563,170 shares of the Company's common stock were outstanding.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOVEMBER 31, 2013

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

As per employment agreement, the Company charged to operation as a stock based compensation of $2,274 fair value of 1,055 of shares of its restricted stock to Randall Lanham, the Chief Executive Officer of the Company, for the year ended August 31, 2013. As of the date of filing of this report, the shares are not issued.  During the quarter ended November 30, 2013, Mr. Lanham cancelled the option grants.

 NOTE 8 - STOCK OPTIONS

On July 26, 2011, the 2011 Incentive Stock Option Plan (the “2011 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company was approved by the Board of Directors and reserved 44,444 shares of the Company’s common stock for the 2011 Plan.

As of November 30, 2013, the Company has not granted any stock options under the 2011 Plan.

CLEAR TV VENTURES , INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOVEMBER 31, 2013

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company’s current officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were $294,656 and $290,506 advances due at November 30, 2013 and August 31, 2013, respectively.

As described in Note 6 above, from November 9, 2010 (date of inception) through August 31, 2011, the Company issued two notes in the aggregate amount of $265,474 and during the year ended August 31, 2012, the Company issued six notes in the aggregate of $138,026 to the non-controlling interest shareholders of Eco Ventures – Florida.  The notes bear an 8% per annum interest rate, unsecured and are due on demand. The Company charged interest expense of $2,753 and $2,240 during the three months ended November 31, 2013 and 2012, respectively.

In November 2013, the Company’s president paid $4,150 to the Company’s outside accountant on an outstanding balance due him by the Company.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

CLEAR TV VENTURES , INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOVEMBER 31, 2013

Employment Agreements

Mark Cox.  In August, 2012, the Board of Directors (the “Board”) of Eco Ventures Group, Inc. (the “Company”) elected Mark Cox as the Company’s President. The Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Cox.  Pursuant to this Agreement, the Company shall pay Mr. Cox an annual salary at the rate of $150,000 a year during the Employment Period; however Mr. Cox will forgo 100% of his salary until the Company receives a significant portion of its financing to expand its operations and execute its business plan. In addition, the Company issued to Mr. Cox one hundred and twenty thousand (8,333) shares of its “restricted stock” valued at $14.70 per share and charged to operations as a stock based compensation of $122,500 during the year ended August 31, 2012.  Mr. Cox shall receive an additional one hundred and twenty thousand (8,333) shares upon successful completion of his sixty (60) day review.  Upon successful completion of a one and twenty (120) day review period, the Company shall also award an additional 3.333 shares of its "restricted stock" for each month that Mr. Cox remains in the employ of the Company, up to a maximum of twenty-four (24) months. The amended agreement dated September 10, 2012 state the effective date of appointment as September 10, 2012 but the stock award of 8,333 restricted shares shall remain earned as of August 7, 2012 and other term to be remain as same. Effective June 30, 2013, Mark Cox has resigned his position as an officer of the Company.

Randall Lanham. The Company entered into an employment contract on July 1, 2011 with Mr. Lanham as Chief Executive Officer for a period of 3 years at an annual salary of $300,000.  Mr. Lanham will however forgo 50% of his salary until the Company receives a significant portion of its financing to expand its operations and execute its business plan. Mr. Lanham is entitled to an annual bonus to equal to 1% of the Company’s EBITA for each fiscal year during the Employment Period but not to exceed $500,000.  Mr. Lanham received 47,500 shares of the Company’s common stock in conjunction with the reverse merger transaction. The Company shall award an additional 1,319 shares of its "restricted stock" for each month that Mr. Lanham remains in the employ of the Company, up to a maximum of thirty-six (36) months.  During the quarter ended November 2013, the options granted to Mr. Lanham were forfeited.

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
NOVEMBER 31, 2013

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
.
Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of November 30, 2013.

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

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOVEMBER 31, 2013

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the three months ended November 30, 2013:

Net loss	$-

Average Non-controlling interest percentage	30.0%

Net loss attributable to the non-controlling interest	$-

The following table summarizes the changes in Non-Controlling Interest from November 9, 2010 (date of inception) through November 30, 2013.

Balance, November 9, 2010 (date of inception)	$-
Non-controlling interest portion of contributed capital	188,325
Net loss attributable to the non-controlling interest	(163,652)
Balance, August 31, 2011	24,673

Net loss attributable to the non-controlling interest	(940,725)
Balance, August 31, 2012	$(916,052)

Net loss attributable to the non-controlling interest	(461,505)
Balance, August 31, 2013	$(1,377,557)
Net loss attributable to the non-controlling interest	-
Balance, November 30, 2013	$(1,377,557)

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOVEMBER 31, 2013

NOTE 12 - SUBSEQUENT EVENTS

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

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2014 Fiscal Year. The discussion also summarizes the results of our operations for the three month ended November 30, 2013 and the period from November 9, 2010 (date of inception) through November 30, 2013.

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

EVG also entered into an agreement for Raptor to build a biodiesel facility in Groveland utilizing their technology and knowhow. This technology makes use of a lower cost feedstock than the current industry standard. EVG is in the process of bringing these biodiesel production technologies to market. The Company was not able to bring the technology to market and on March 31, 2013, with the consent of its landlord, abandoned the facilities.

Our principal offices are located at 28562 Oso Parkway, Unit D, Rancho Santa Margarita, CA 92688, and our telephone number is (949) 858-5836.  Our common stock is quoted on the OTC Bulletin Board System under the symbol “EVGI.” We currently do not have a corporate website.

Employees

There is only one person employed by our Company on a full-time basis as of November 30, 2013, Randall Lanham, our Chief Executive Officer, President and CFO. Additional technological experts provide services to the Company as independent contractors on a project basis.

Plan of Operations

 We are presently in the development stage of our planned business and have not earned any revenues for the period from November 9, 2010 (date of inception) through November 30, 2013.

Recent Activities:

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

Results of Operations

For the three months ended November 30, 2013 as compared to the three months ended November 30, 2012

Net Loss

We incurred a net loss of $500 for the three month period ended November 30, 2013 as compared to $449,722 for the three month period ended November 30, 2012.  We incurred a net loss of $5,516,384 for the period from November 9, 2010 (date of inception) through November 30, 2013.

Operating expenses

For the three months ended November 30, 2013, total operating costs were $500 as compared to $459,782 for the three months ended November 30, 2012. General and administrative costs for the three months ended November 30, 2013 consisted of professional fees. General and administrative costs for the three months ended November 30, 2012 were primarily comprised of costs associated with starting operations and related salaries, overhead and travel expenses.

Gain on forgiveness of debt

For the three months ended November 30, 2013, we recorded a gain on forgiveness of debt of $nil as compared to $12,300 for the three months ended November 30, 2012.

 Interest expense

For the three months ended November 30, 2013, we incurred $2,753 in interest expense as compared to $2,240 for the three months ended November 30, 2012 on demand notes issued in settlement of expenses paid on the Company's behalf and working capital provided.

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

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Since our inception on November 9, 2010, we have not generated revenue and have incurred net losses. We have a deficit accumulated during the development stage of $4,281,203 for the period from November 9, 2010 (date of inception) through November 30, 2013. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from related parties, and equity financing to fund our operations. These conditions as indicated in the report of our Independent Registered Public Accounting Firm dated July 21,2014 on our consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2013, which included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

We currently have $nil cash on hand. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have met many of our past obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations and exploration efforts and, if warranted, to further develop and expand our precious metals extraction operations. Our significant capital requirements for the foreseeable future include development and operational costs, and our corporate overhead expenses.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity, has not established any sources of revenue to cover its operating expenses from November 9, 2010 (date of inception) through November 30, 2013.  In addition, the Company has incurred deficit accumulated during development stage of $4,281,203, used $678,267 in cash for operating activities since inception and had a negative working capital (current liabilities exceeded current assets) of $676,734 as of November 30, 2013. The Company will engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The remaining 30% ownership of Eco Ventures – Florida as of November 30, 2013 is recorded as non-controlling interest in the unaudited condensed consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2013, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2013 as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2013. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2013. Our Chief Executive Officer and President/Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

 In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements for the three month period ended November 30, 2013 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited condensed consolidated financial statements for the three and nine month periods ended November 30, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

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

No issuance during the quarter ended November 30, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

Item 6.  Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description

31.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Chief Financial Officer of Competitive Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2014	CLEAR TV VENTURES, INC.
(the registrant)

	By:	/s/ Randall Lanham
Randall Lanham
Chief Executive Officer