Form 10-Q
period 2014-02-28
ECO VENTURES GROUP, INC.
filed 2014-08-05
CIK 1354591

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

CLEAR TV VENTURES, INC.
(formerly Eco Ventures Group, Inc.)
(A Development Stage Company)
INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of February 28, 2014 (Unaudited) and August 31, 2013	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended February 28, 2014 and 2013 and for the Period from November 9, 2010 (date of inception) through February 28, 2014	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended February 28, 2014 and 2013 and for the period from November 9, 2010 (date of inception) through February 28, 2014	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

PART II	Other Information

Item 1	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	31

Item 5	Other Information	31

Item 6.	Exhibits	31

SIGNATURES		32

PART I.  Financial Information

Item 1.  Financial Statements

CLEAR TV VENTURES, INC.
(formerly Eco Ventures Group, Inc. )
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	February 28,	August 31,
	2014	2013
	(Unaudited)
ASSETS

Total assets	$-	$-

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$211,279	$214,429
Accrued interest, related party	35,995	30,519
Notes payable, related parties,	138,027	138,027
Advances, related parties	294,656	290,506

Total current liabilities	679,957	673,481

Commitments and contingencies

Deficit:
Eco Ventures Group, Inc. Stockholders Equity
Preferred stock, $0.001 par value; 6,666,667 shares authorized
Series A cumulative convertible preferred stock, $0.001 par value;
266,667 shares designated, 5,000 shares issued and
outstanding as of February 28, 2014 and August 31, 2013	5	5
Series B cumulative convertible preferred stock, $0.001 par value;
408,054 shares designated, 1,333 shares issued and outstanding
as of February 28, 2014 and August 31, 2013	1	1
Common stock, $0.001 par value; 50,000,000 shares authorized,
2,636,170 issued and 563,170 shares outstanding as of February
28, 2014 and August 31, 2013	563	563
Preferred stock subscription	100,000	100,000
Additional paid in capital	4,881,457	4,881,457
Deficit accumulated during development stage	(4,284,426)	(4,277,950)
Total Eco Ventures Group, Inc. Stockholders' Equity	697,600	704,076

Non controlling interest	(1,377,557)	(1,377,557)

Total deficit	(679,957)	(673,481)

Total liabilities and deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEAR TV VENTURES, INC.
(formerly Eco Ventures Group, Inc. )
( a development stage company)
Condensed Consolidated Statements of Operations- Unaudited

					For the Period
					From the Date of
	For the Three Months		For the Six Months		Inception(November 9, 2010)
	Ended		Ended		Through
	February 28,		February 28,		February 28,
	2014	2013	2014	2013	2014

Operating expenses:
Operation expenses	$-	$52,917	$-	$105,783	$544,597
Selling, general and administrative	500	146,735	1,000	553,651	3,835,600
Impairment loss	-	-	-	-	766,367
Total operating expenses	500	199,652	1,000	659,434	5,146,564

Loss from operations	(500)	(199,652)	(1,000)	(659,434)	(5,146,564)

Other income (expense)
Gain on forgiveness of debt	-	88,842	-	101,142	427,935
Loss on settlement of debt	-	-	-	-	(656,000)
Interest expense	(2,753)	(86,682)	(5,476)	(88,922)	(144,978)

Total other income (expense)	(2,753)	2,160	(5,476)	12,220	(373,043)

Net loss	(3,253)	(197,492)	(6,476)	(647,214)	(5,519,607)

Less: Net loss attributable to non controlling interest	-	28,262	-	157,514	1,565,882

Net loss attributable to Clear TV Ventures, Inc.	$(3,253)	$(169,230)	$(6,476)	$(489,700)	$(3,953,725)

Net loss per common share, basic and diluted	$(0.01)	$(0.37)	$(0.01)	$(1.21)

Weighted average number of common shares, basic and diluted	563,170	459,319	563,170	404,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEAR TV VENTURES, INC.
(formerly Eco Ventures Group, Inc. )
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)			For the Period
			From the Date of
	For the Six Months		Inception (November 9, 2010)
	Ended		Through
	February 28,		February 28,
	2014	2013	2014

Cash flows from operating activities:
Net loss	$(6,476)	$(647,214)	$(5,519,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	298,248	1,933,074
Gain on forgiveness of debt	-	(101,142)	(427,935)
Amortization expense - loan fee	-	62,292	72,000
Impairment loss	-	-	766,367
Operating expenses incurred by related party on behalf of the
Company in exchange for notes payable and advances	-	20,733	492,364
Compensation forgiven by officers/related parties and accounted
for as contributed services	-	75,000	150,000
Loss on settlement of debt	-	-	656,000
Changes in operating assets and liabilities:
Advance on mineral contracts	-	-	10,000
Deposits	-	-	(10,000)
Accounts payable and accrued expenses	6,476	155,042	1,199,470
Net cash used in operating activities	-	(137,041)	(678,267)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(206,367)
Net cash used in investing activities	-	-	(206,367)

Cash flows from financing activities:
Proceeds from the sale of Series A preferred stock	-	-	250,000
Proceeds from the sale of Series B preferred stock	-	-	50,000
Proceeds from the issuance of common stock	-	30,000	80,000
Proceeds from advances, related parties	-	7,030	269,284
Proceeds from notes payable, related parties	-	-	67,600
Proceeds from notes payable, unrelated parties	-	100,000	100,000
Contributed capital by majority owned subsidiary	-	-	67,750
Net cash provided by financing activities	-	137,030	884,634

Net decrease in cash and cash equivalents	-	(11)	-
Cash and cash equivalents, beginning of period	-	67	-

Cash and cash equivalents, end of period	$-	$56	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Property, plant and equipment acquired by certain investors as capital contribution	$-	$-	$560,000
Common stock issued in settlement of notes payable and accrued interest	$-	$-	$417,126
Notes payable and advances issued in exchange for expenses paid by related parties	$4,150	$20,733	$517,247
Accrued rent due related party - cancelled and reclassed to paid in capital	$-	$-	$386,255
Accrued compensation forgiven by officers/related parties and
accounted for as contributed services	$-	$410,596	$560,596
Debt due related party forgiven and reclosed to paid in capital	$-	$-	$67,721
Assumption of accrued expenses by related party	$-	$-	$12,715
Common shares issued as debt-financing cost	$-	$72,000	$72,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014 AND 2013

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three and six month period ended February 28, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the August 31, 2013 consolidated  financial statements and footnotes thereto included in the Company's SEC Form 10-K filed on July 21, 2014.

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

All references that refer to (the “Company” or “Clear TV Ventures, Inc.” or "CTV" or “we” or “us” or “our”) are Clear TV Ventures, Inc., the Registrant and its wholly and or majority owned subsidiaries unless otherwise differentiated, Eco Ventures Group, Inc., a Florida formed corporation.  We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and specialize in the planned extraction of precious metals from mineralized waste bodies and reclaimed mine tailings and also will focus on the production of advanced biodiesel from recovered cooking oils and oil rich plants. We have not generated any revenues to date, have incurred expenses and has sustained losses since November 9, 2010 (date of inception).  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from November 9, 2010 (date of inception) through February 28, 2014, we have accumulated a deficit through its development stage of approximately $4,284,426.

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Eco Ventures - Florida.  All significant intercompany balances and transactions have been eliminated in consolidation.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014 AND 2013

The remaining 30% ownership of Eco Ventures – Florida as of February 28, 2014 is recorded as non-controlling interest in the unaudited condensed consolidated financial statements.

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
FEBRUARY 28, 2014 AND 2013

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
FEBRUARY 28, 2014 AND 2013

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Shares issuable upon conversion of the Series A and Series B preferred stock have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Diluted shares outstanding were 570,530 shares as of February 28, 2014.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of February 28, 2014, the Company did not have any issued or outstanding stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses from November 9, 2010 (date of inception) through February 28, 2014.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014 AND 2013

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

 NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements from November 9, 2010 (date of inception) through February 28, 2014, the Company incurred deficit accumulated during development stage of approximately $4,284,426. As of February 28, 2014, the Company has no funds on which to operate. It is in the process of effectuating a merger with Pet Life as discussed in Note 1. However, there is no assurance that the merger will be consummated or that even if the Company does merger, that Pet Life will be profitable.

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
FEBRUARY 28, 2014 AND 2013

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of February 28, 2014 and August 31, 2013 are comprised of the following:

	February 28, 2014	August 31, 2013
Office furniture and fixtures	$-	$1,667
Equipment	-	149,214
Leasehold improvements	-	19,640
Construction in process	-	595,846
	-	766,367
Less impairment loss	-	(766,367)
Total property and equipment	$-	$-

Since its inception, the Company was in the assembly and testing mode and not in operations.  Therefore no depreciation was recorded on the above indicated assets. As indicated in Note 1, the Company recognized an impairment loss for the year ended August 31, 2013 of $766,367.

During the period from November 9, 2010 (date of inception) through February 28, 2014, the Company received property and equipment from three investors at a fair value of $560,000. The transaction was recorded as a capital contribution.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014 AND 2013

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of February 28, 2014 and August 31, 2013 are comprised of the following:

	February 28, 2014	August 31, 2013

Accounts payable	$211,279	$214,429
Total accounts payable and accrued liabilities	$211,279	214,429

During the six months ended February 28, 2014, the Company’s president paid $4,150 to the Company’s  outside accountant on past due amounts due him by the Company.

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

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014 AND 2013

NOTE 6 – NOTES PAYABLE, RELATED PARTIES

Notes payable as of February 28, 2014 and August 31, 2013 are comprised of the following:

	February 28, 2014	August 31, 2013

Note payable, 8% per annum, due on demand, unsecured	$23,821	$23,821
Note payable, 8% per annum, due on demand, unsecured	34,075	34,075
Note payable, 8% per annum, due on demand, unsecured	16,317	16,317
Note payable, 8% per annum, due on demand, unsecured	37,827	37,827
Note payable, 8% per annum, due on demand, unsecured	10,053	10,053
Note payable, 8% per annum, due on demand, unsecured	15,933	15,933
	$138,026	$138,026
Add: Accrued interest	35,995	30,519
Total	$174,021	$168,545

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

The Company charged to operations interest expense on the above notes of $5,476 and $5,001 for the six months ended February 28, 2014 and 2013, respectively and $2,753 and $2,761 for the three months ended February 28, 2014 and 2013, respectively.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 6,666,667 shares of preferred stock with a par value of $0.001 per share as of February 28, 2014.  The Company's preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established. On July 18, 2013, CTV declared a 15-for-1 reverse split for all of its common and preferred stock.  All references in the accompanying consolidated financial statements and notes thereto to the number of shares outstanding and per-share amounts have been retroactively restated to reflect this stock split.

Series A Cumulative Convertible Preferred Stock ("Series A")

In August, 2011, the Company designated 266,427 shares of authorized preferred stock as Series A Redeemable Convertible Preferred stock ("Series A").

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014 AND 2013

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
FEBRUARY 28, 2014 AND 2013

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

As of February 28, 2014 and August 31, 2013, there were 5,000 Series A Cumulative Convertible Preferred Stock issued and outstanding.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014 AND 2013

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
FEBRUARY 28, 2014 AND 2013

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

As of February 28, 2014 and August 31, 2013, there were 1,333 Series B Cumulative Preferred Stock issued and outstanding.

Common stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock as of February 28, 2014.  As of February 28, 2014 and August 31, 2014, 2,636,170 shares of the Company's common stock were issued and 563,170 shares of the Company's common stock were outstanding.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014 AND 2013

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

Under Mr. Cox’ employment agreement, the Company is required to issue him 3,333 shares per month commencing in December 2012. The Company charged $25,862 to operations as compensation for during the year ended August 31, 2013. Compensation is valued based upon the average monthly closing price of the underlying shares earned. The Company will issue 20,000 shares and offset the compensation expense against additional paid-in capital. As of the date of filing of this report, the shares are not issued.

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

As per employment agreement, the Company charged to operation as a stock based compensation of $2,274 fair value of 1,055 of shares of its restricted stock to Randall Lanham, the Chief Executive Officer of the Company, for the year ended August 31, 2013. As of the date of filing of this report, the shares are not issued. During the six months ended February 28, 2014, Mr Lanham cancelled the option grants.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014 AND 2013

NOTE 8 - STOCK OPTIONS

On July 26, 2011, the 2011 Incentive Stock Option Plan (the “2011 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company was approved by the Board of Directors and reserved 44,444 shares of the Company’s common stock for the 2011 Plan.

As of February 28, 2014, the Company has not granted any stock options under the 2011 Plan.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company’s current officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were $294,656 and $290,506 advances due at February 28, 2014 and August 31, 2013, respectively.

As described in Note 6 above, from November 9, 2010 (date of inception) through August 31, 2011, the Company issued two notes in the aggregate amount of $265,474 and during the year ended August 31, 2012, the Company issued six notes in the aggregate of $138,026 to the non-controlling interest shareholders of Eco Ventures – Florida.  The notes bear an 8% per annum interest rate, unsecured and are due on demand. The Company charged to operations interest expense on the above notes of $5,476 and $5,001 for the six months ended February 28, 2014 and 2013, respectively and $2,753 and $2,761 for the three months ended February 28, 2014 and 2013, respectively.

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
FEBRUARY 28, 2014 AND 2013

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

Randall Lanham. The Company entered into an employment contract on July 1, 2011 with Mr. Lanham as Chief Executive Officer for a period of 3 years at an annual salary of $300,000.  Mr. Lanham will however forgo 50% of his salary until the Company receives a significant portion of its financing to expand its operations and execute its business plan. Mr. Lanham is entitled to an annual bonus to equal to 1% of the Company’s EBITA for each fiscal year during the Employment Period but not to exceed $500,000.  Mr. Lanham received 47,500 shares of the Company’s common stock in conjunction with the reverse merger transaction. The Company shall award an additional 1,319 shares of its "restricted stock" for each month that Mr. Lanham remains in the employ of the Company, up to a maximum of thirty-six (36) months. During the six months ended February 28, 2014, Mr Lanham cancelled the option grants.

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
FEBRUARY 28, 2014 AND 2013

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
.
Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of February 28, 2014.

NOTE 11 - NON CONTROLLING INTEREST

The remaining 30% ownership of Eco Ventures - Florida is recorded as Non-Controlling interest in the consolidated financial statements.

A reconciliation of the non-controlling loss attributable to the Company:

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014 AND 2013

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the six months ended February 28, 2014:

Net loss	$-

Average Non-controlling interest percentage	30.0%

Net loss attributable to the non-controlling interest	$-

The following table summarizes the changes in Non-Controlling Interest from November 9, 2010 (date of inception) through February 28, 2014.

Balance, November 9, 2010 (date of inception)	$-
Non-controlling interest portion of contributed capital	188,325
Net loss attributable to the non-controlling interest	(163,652)
Balance, August 31, 2011	24,673

Net loss attributable to the non-controlling interest	(940,725)
Balance, August 31, 2012	$(916,052)

Net loss attributable to the non-controlling interest	(461,505)
Balance, August 31, 2013	$(1,377,557)
Net loss attributable to the non-controlling interest	-
Balance, February 28, 2014	$(1,377,557)

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2014 AND 2013

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

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2014 Fiscal Year. The discussion also summarizes the results of our operations for the three months and six months ended February 28, 2014 and the period from November 9, 2010 (date of inception) through February 28, 2014

Company Background

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

Employees

There is only one person employed by our Company on a full-time basis as of February 28, 2014, Randall Lanham, our Chief Executive Officer, President and CFO. Additional technological experts provide services to the Company as independent contractors on a project basis.

Plan of Operations

We are presently in the development stage of our planned business and have not earned any revenues for the period from November 9, 2010 (date of inception) through February 28, 2014.

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

Results of Operations

For the three months ended February 28, 2014 as compared to the three months ended February 28, 2013

Net Loss

We incurred a net loss of $3,253 for the three month period ended February 28, 2014 as compared to $197,492 for the three month period ended February 28, 2013.  We incurred a net loss of $5,519,607 for the period from November 9, 2010 (date of inception) through February 28, 2014.

Operating expenses

For the three months ended February 28, 2014, total operating costs were $500 as compared to $199,652 for the three months ended February 28, 2013. General and administrative costs for the three months ended February 28, 2014 consisted of professional fees. General and administrative costs for the three months ended February 28, 2013 were primarily comprised of costs associated with starting operations and related salaries, overhead and travel expenses.

Gain on forgiveness of debt

For the three months ended February 28, 2014, we recorded a gain on forgiveness of debt of $nil as compared to $88,842 for the three months ended February 28, 2013.

 Interest expense

For the three months ended February 28, 2014, we incurred $2,753 in interest expense as compared to $86,682 for the three months ended February 28, 2013 on demand notes issued in settlement of expenses paid on the Company's behalf and working capital provided. Of the $88,682 in interest expense in 2013, $62,292 consisted of loan fee amortization.

For the six months ended February 28, 2014 as compared to the six months ended February 28, 2013

Net Loss

We incurred a net loss of $6,476 for the six month period ended February 28, 2014 as compared to $647,214 for the six month period ended February 28, 2013.

Operating expenses

For the six months ended February 28, 2014, total operating costs were $1,000 as compared to $659,434 for the six months ended February 28, 2013. General and administrative costs for the six months ended February 28, 2014 consisted of professional fees. General and administrative costs for the six months ended February 28, 2013 were primarily comprised of costs associated with starting operations and related salaries, overhead and travel expenses.

Gain on forgiveness of debt

For the six months ended February 28, 2014, we recorded a gain on forgiveness of debt of $nil as compared to $101,142 for the six months ended February 28, 2013.

 Interest expense

For the six months ended February 28, 2014, we incurred $5,476 in interest expense as compared to $88,922 for the six months ended February 28, 2013 on demand notes issued in settlement of expenses paid on the Company's behalf and working capital provided. Of the $88,922 in interest expense in 2013, $62,292 consisted of loan fee amortization.

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

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Since our inception on November 9, 2010, we have not generated revenue and have incurred net losses. We have a deficit accumulated during the development stage of $4,284,426 for the period from November 9, 2010 (date of inception) through February 28, 2014. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from related parties, and equity financing to fund our operations. These conditions as indicated in the report of our Independent Registered Public Accounting Firm dated July 21, 2014 on our consolidated financial statements for the period from November 9, 2010 (date of inception) through February 28, 2014, which included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity, has not established any sources of revenue to cover its operating expenses from November 9, 2010 (date of inception) through February 28, 2014.  In addition, the Company has incurred deficit accumulated during development stage of $4,284,426, used $678,267 in cash for operating activities since inception and had a negative working capital (current liabilities exceeded current assets) of $679,957 as of February 28, 2014. The Company will engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The remaining 30% ownership of Eco Ventures – Florida as of February 28, 2014 is recorded as non-controlling interest in the unaudited condensed consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 28, 2014, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2014, as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2014. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of February 28, 2014. Our Chief Executive Officer and President/Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

 In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements for the three month period ended February 28, 2014 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited condensed consolidated financial statements for the three and six month periods ended February 28, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

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

No issuance during the quarter ended February 28, 2014.

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