Form 10-Q
period 2014-05-31
ECO VENTURES GROUP, INC.
filed 2014-08-05
CIK 1354591

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

CLEAR TV VENTURES, INC.
(formerly Eco Ventures Group, Inc.)
(A Development Stage Company)
INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of May 31, 2014 (Unaudited) and August 31, 2013	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended May 31, 2014 and 2013 and for the Period from November 9, 2010 (date of inception) through May 31, 2014	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended May 31, 2014 and 2013 and for the period from November 9, 2010 (date of inception) through May 31, 2014	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

PART II	Other Information

Item 1	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	31

Item 5	Other Information	31

Item 6.	Exhibits	31

SIGNATURES		32

PART I.  Financial Information

Item 1.  Financial Statements

CLEAR TV VENTURES, INC.
(formerly Eco Ventures Group, Inc. )
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	May 31,	August 31,
	2014	2013
	(Unaudited)
ASSETS

Total assets	$-	$-

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$203,329	$214,429
Accrued interest, related party	38,778	30,519
Notes payable, related parties,	138,027	138,027
Advances, related parties	304,656	290,506

Total current liabilities	684,790	673,481

Commitments and contingencies

Deficit:
Eco Ventures Group, Inc. Stockholders Equity
Preferred stock, $0.001 par value; 6,666,667 shares authorized,
Series A cumulative convertible preferred stock, $0.001 par value;
266,667 shares designated, 5,000 shares
issued and outstanding as of May 31, 2014 and August 31, 2013	5	5
Series B cumulative convertible preferred stock, $0.001 par value;
408,054 shares designated, 1,333 shares issued and outstanding
as of May 31, 2014 and August 31, 2013	1	1
Common stock, $0.001 par value; 50,000,000 shares authorized,
2,636,170 shares issued and 563,170 shares outstanding as of
May 31, 2014 and August 31, 2013	563	563
Preferred stock subscription	100,000	100,000
Additional paid in capital	4,881,457	4,881,457
Deficit accumulated during development stage	(4,289,259)	(4,277,950)
Total Eco Ventures Group, Inc. Stockholders' Equity	692,767	704,076

Non controlling interest	(1,377,557)	(1,377,557)

Total deficit	(684,790)	(673,481)

Total liabilities and deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEAR TV VENTURES, INC.
(formerly Eco Ventures Group, Inc. )
( a development stage company)
Condensed Consolidated Statements of Operations- Unaudited

					For the Period
					From the Date of
	For the Three Months		For the Nine Months		Inception (November 9, 2010)
	Ended		Ended		Through
	May 31,		May 31,		May 31,
	2014	2013	2014	2013	2014

Operating expenses:
Operation expenses	$-	$62,867	$-	$168,651	$544,597
Selling, general and administrative	2,050	72,180	3,050	625,833	3,837,650
Impairment loss	-	708,889	-	708,889	766,367
Total operating expenses	2,050	843,936	3,050	1,503,373	5,148,614

Loss from operations	(2,050)	(843,936)	(3,050)	(1,503,373)	(5,148,614)

Other income (expense)
Gain on forgiveness of debt	-	65,000	-	166,142	427,935
Loss on settlement of debt	-	-	-	-	(656,000)
Interest expense	(2,783)	(15,862)	(8,259)	(104,784)	(147,761)

Total other income (expense)	(2,783)	49,138	(8,259)	61,358	(375,826)

Net loss	(4,833)	(794,798)	(11,309)	(1,442,015)	(5,524,440)

Less: Net loss attributable to non controlling interest	-	253,960	-	411,474	1,565,882

Net loss attributable to Clear TV Ventures, Inc.	$(4,833)	$(540,838)	$(11,309)	$(1,030,541)	$(3,958,558)

Net loss per common share, basic and diluted	$(0.01)	$(0.98)	$(0.02)	$(2.24)

Weighted average number of common shares, basic and diluted	563,170	550,127	563,170	460,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEAR TV VENTURES, INC.
(formerly Eco Ventures Group, Inc. )
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)			For the Period
			From the Date of
	For the Nine Months		Inception (November 9, 2010)
	Ended		Through
	May 31,		May 31,
	2014	2013	2014

Cash flows from operating activities:
Net loss	$(11,309)	$(1,442,015)	$(5,524,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	305,427	1,933,074
Gain on forgiveness of debt	-	(166,142)	(427,935)
Amortization expense - loan fee	-	72,000	72,000
Impairment loss	-	708,889	766,367
Operating expenses incurred by related party on behalf of the
Company in exchange for notes payable and advances	-	20,733	492,364
Compensation forgiven by officers/related parties and accounted
for as contributed services	-	112,500	150,000
Loss on settlement of debt	-	-	656,000
Changes in operating assets and liabilities:
Advance on mineral contracts	-	-	10,000
Deposits and prepaid expenses	-	10,000	(10,000)
Accounts payable and accrued expenses	1,309	241,567	1,194,303
Net cash used in operating activities	(10,000)	(137,041)	(688,267)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(206,367)
Net cash used in investing activities	-	-	(206,367)

Cash flows from financing activities:
Proceeds from the sale of Series A preferred stock	-	-	250,000
Proceeds from the sale of Series B preferred stock	-	-	50,000
Proceeds from the issuance of common stock	-	30,000	80,000
Proceeds from advances, related parties	10,000	7,030	279,284
Proceeds from notes payable, related parties	-		67,600
Proceeds from notes payable, unrelated parties	-	100,000	100,000
Contributed capital by majority owned subsidiary	-	-	67,750
Net cash provided by financing activities	10,000	137,030	894,634

Net decrease in cash and cash equivalents	-	(11)	-
Cash and cash equivalents, beginning of period	-	67	-

Cash and cash equivalents, end of period	$-	$56	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Non-cash investing and financing activities:
Property, plant and equipment acquired by certain investors as capital contribution	$-	$-	$560,000
Common stock issued in settlement of notes payable and accrued interest	$-	$60,000	$417,126
Notes payable and advances issued in exchange for expenses paid by related parties	$14,150	$20,733	$527,247
Accrued rent due to related party - cancelled and reclassed to paid in capital	$-	$-	$386,255
Accrued compensation forgiven by officers/related parties and
accounted for as contributed services	$-	$410,596	$560,596
Debt due to related party forgiven and reclosed to paid in capital	$-	$-	$67,721
Assumption of accrued expenses by related party	$-	$-	$12,715
Common shares issued as debt-financing cost	$-	$72,000	$72,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014 AND 2013

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three and nine month period ended May 31, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the August 31, 2013 consolidated  financial statements and footnotes thereto included in the Company's SEC Form 10-K filed on July 21, 2014.

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

All references that refer to (the “Company” or “Clear TV Ventures, Inc.” or "CTV" or “we” or “us” or “our”) are Clear TV Ventures, Inc., the Registrant and its wholly and or majority owned subsidiaries unless otherwise differentiated, Eco Ventures Group, Inc., a Florida formed corporation.  We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and specialize in the planned extraction of precious metals from mineralized waste bodies and reclaimed mine tailings and also will focus on the production of advanced biodiesel from recovered cooking oils and oil rich plants. We have not generated any revenues to date, have incurred expenses and has sustained losses since November 9, 2010 (date of inception).  Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from November 9, 2010 (date of inception) through May 31, 2014, we have accumulated a deficit through its development stage of approximately $4,289,259.

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
May 31, 2014 AND 2013

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
May 31, 2014 AND 2013

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.  During the three and nine months ended May 31, 2013, all acquired property and equipment was determined to be impaired and the total cost of $708,889 was charged to operations.

Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  For the three and nine months ended May 31, 2013, the Company recognized an impairment loss of $708,889. The impairment loss represents the excess of the carrying amounts of the Company’s property and equipmentover their fair value, which was determined on the basis of their liquidation value of the related assets. CTV was significantly behind in paying its rent on its Florida Facilities. On March 31, 2013, the landlord, a related party, waived all past due rents and released the Company from any further obligation under the lease. The Company credited to equity all accrued past due rent totaling $386,255 during the year ended August 31, 2013.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014 AND 2013

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding.  Shares issuable upon conversion of the Series A and Series B preferred stock have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Diluted shares outstanding were 570,530 shares as of May 31, 2014.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of May 31, 2014, the Company did not have any issued or outstanding stock options.

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
May 31, 2014 AND 2013

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

 NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements from November 9, 2010 (date of inception) through May 31, 2014, the Company incurred deficit accumulated during development stage of approximately $4,289,259. As of May 31, 2014, the Company has no funds on which to operate. It is in the process of effectuating a merger with Pet Life as discussed in Note 1. However, there is no assurance that the merger will be consummated or that even if the Company does merger, that Pet Life will be profitable.

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
May 31, 2014 AND 2013

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of May 31, 2014 and August 31, 2013 are comprised of the following:

	May 31, 2014	August 31, 2013
Office furniture and fixtures	$-	$1,667
Equipment	-	149,214
Leasehold improvements	-	19,640
Construction in process	-	595,846
	-	766,367
Less impairment loss	-	(766,367)
Total property and equipment	$-	$-

Since its inception, the Company was in the assembly and testing mode and not in operations.  Therefore no depreciation was recorded on the above indicated assets. As indicated in Note 1, the Company recognized an impairment loss for the three and nine months ended May 31, 2013 of $708,889.

During the period from November 9, 2010 (date of inception) through May 31, 2014, the Company received property and equipment from three investors at a fair value of $560,000. The transaction was recorded as a capital contribution.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014 AND 2013

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of May 31, 2014 and August 31, 2013 are comprised of the following:

	May 31, 2014	August 31, 2013

Accounts payable	$203,329	$214,429
Total accounts payable and accrued liabilities	$203,329	214,429

During the nine months ended May 31, 2014, the Company’s president paid $4,150 to the Company’s  outside accountant and $10,000 to the Company’s auditors on amounts past due by the Company.

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

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014 AND 2013

NOTE 6 – NOTES PAYABLE, RELATED PARTIES

Notes payable as of May 31, 2014 and August 31, 2013 are comprised of the following:

	May 31, 2014	August 31, 2013

Note payable, 8% per annum, due on demand, unsecured	$23,821	$23,821
Note payable, 8% per annum, due on demand, unsecured	34,075	34,075
Note payable, 8% per annum, due on demand, unsecured	16,317	16,317
Note payable, 8% per annum, due on demand, unsecured	37,827	37,827
Note payable, 8% per annum, due on demand, unsecured	10,053	10,053
Note payable, 8% per annum, due on demand, unsecured	15,933	15,933
	$138,026	$138,026
Add: Accrued interest	35,778	30,519
Total	$176,804	$168,545

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
The Company charged to operations interest expense on the above notes of $8,259 and $7,784 for the nine months ended May 31, 2014 and 2013, respectively and $2,783 and $2,783 for the three months ended May 31, 2014 and 2013, respectively.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 6,666,667 shares of preferred stock with a par value of $0.001 per share as of May 31, 2014 and August 31, 2013.  The Company's preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established. On July 18, 2013, CTV declared a 15-for-1 reverse split for all of its common and preferred stock.  All references in the accompanying consolidated financial statements and notes thereto to the number of shares outstanding and per-share amounts have been retroactively restated to reflect this stock split.

Series A Cumulative Convertible Preferred Stock ("Series A")

In August, 2011, the Company designated 266,427 shares of authorized preferred stock as Series A Redeemable Convertible Preferred stock ("Series A").

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014 AND 2013

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
May 31, 2014 AND 2013

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

As of May 31, 2014 and August 31, 2013, there were 5,000 Series A Cumulative Convertible Preferred Stock issued and outstanding.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014 AND 2013

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
May 31, 2014 AND 2013

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

As of May 31, 2014 and August 31, 2013, there were 1,333 Series B Cumulative Preferred Stock issued and outstanding.

Common stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock as of May 31, 2014 and August 31, 2013.  As of May 31, 2014 and August 31, 2013, 2,636,170 shares of the Company's common stock were issued and 563,170 shares of the Company's common stock were outstanding.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014 AND 2013

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

Under Mr. Cox’ employment agreement, the Company is required to issue him 3,333 shares per month commencing in December 2012. The Company charged $6,995 and $25,862 to operations as compensation for during the nine months ended May 31, 2013, respectively. Compensation is valued based upon the average monthly closing price of the underlying shares earned. The Company will issue 20,000 shares and offset the compensation expense against additional paid-in capital. As of the date of filing of this report, the shares are not issued.

As a condition to Mutual Release Agreement with Paul Smith, ex-President and Chief Financial Officer of the Company, dated September 10, 2012 the Company will subsequently issue 20,000 restricted shares and charged to operation as stock based compensation of $165,000 valued at $8.25 per share during the quarter ended November 30, 2012. Also, the remaining 2,111 restricted stock were vested immediately on the date of agreement which will be issued subsequently and charged to operation as stock based compensation of $17,422 valued at $8.25 per share during the nine months ended May 31, 2013. As of the date of filing of this report, the shares are not issued.

As per employment agreement, the Company charged to operation as a stock based compensation of $2,274 fair value of 1,055 of shares of its restricted stock to Randall Lanham, the Chief Executive Officer of the Company, for the year ended August 31, 2013. As of the date of filing of this report, the shares are not issued. During the nine months ended May 31, 2014, Mr. Lanham cancelled his option grant.

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014 AND 2013

NOTE 8 - STOCK OPTIONS

On July 26, 2011, the 2011 Incentive Stock Option Plan (the “2011 Plan”) which provides incentive stock and non-statutory options to be granted to select employees, directors and consultants of the Company was approved by the Board of Directors and reserved 44,444 shares of the Company’s common stock for the 2011 Plan.

As of May 31, 2014, the Company has not granted any stock options under the 2011 Plan.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company’s current officers and shareholders have advanced funds to the Company for travel related and working capital purposes.  No formal repayment terms or arrangements existed. There were $304,656 and $290,506 advances due at May 31, 2014 and August 31, 2013, respectively.

As described in Note 6 above, from November 9, 2010 (date of inception) through August 31, 2011, the Company issued two notes in the aggregate amount of $265,474 and during the year ended August 31, 2012, the Company issued six notes in the aggregate of $138,026 to the non-controlling interest shareholders of Eco Ventures – Florida.  The notes bear an 8% per annum interest rate, unsecured and are due on demand. The Company charged to operations interest expense on the above notes of $8,259 and $7,784 for the nine months ended May 31, 2014 and 2013, respectively and $2,783 and $2,783 for the three months ended May 31, 2014 and 2013, respectively.

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

In November 2013, the Company’s president paid $4,150 to the Company’s outside accountant on an outstanding balance due him by the Company. In May 2014, the Company’s President paid $10,000 to the Company’s auditors of which $2,500 was expensed and $7,500 will be applied against future services.

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

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014 AND 2013

Employment Agreements

Mark Cox.  In August, 2012, the Board of Directors (the “Board”) of Eco Ventures Group, Inc. (the “Company”) elected Mark Cox as the Company’s President. The Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Cox.  Pursuant to this Agreement, the Company shall pay Mr. Cox an annual salary at the rate of $150,000 a year during the Employment Period, however Mr. Cox will forgo 100% of his salary until the Company receives a significant portion of its financing to expand its operations and execute its business plan. In addition, the Company issued to Mr. Cox one hundred and twenty thousand (8,333) shares of its “restricted stock” valued at $14.70 per share and charged to operations as a stock based compensation of $122,500 during the year ended August 31, 2012.  Mr. Cox shall receive an additional one hundred and twenty thousand (8,333) shares upon successful completion of his sixty (60) day review.  Upon successful completion of a one and twenty (120) day review period, the Company shall also award an additional 3,333 shares of its "restricted stock" for each month that Mr. Cox remains in the employ of the Company, up to a maximum of twenty-four (24) months. The amended agreement dated September 10, 2012 state the effective date of appointment as September 10, 2012 but the stock award of 8,333 restricted shares shall remain earned as of August 7, 2012 and other term to be remain as same. Effective June 30, 2013, Mark Cox has resigned his position as an officer of the Company.

Randall Lanham. The Company entered into an employment contract on July 1, 2011 with Mr. Lanham as Chief Executive Officer for a period of 3 years at an annual salary of $300,000.  Mr. Lanham will however forgo 50% of his salary until the Company receives a significant portion of its financing to expand its operations and execute its business plan. Mr. Lanham is entitled to an annual bonus to equal to 1% of the Company’s EBITA for each fiscal year during the Employment Period but not to exceed $500,000.  Mr. Lanham received 47,500 shares of the Company’s common stock in conjunction with the reverse merger transaction. The Company shall award an additional 1,319 shares of its "restricted stock" for each month that Mr. Lanham remains in the employ of the Company, up to a maximum of thirty-six (36) months. During the  nine months ended May 31, 2014, Mr Lanham cancelled his option grant.

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
May 31, 2014 AND 2013

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
.
Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of May 31, 2014.

NOTE 11 - NON CONTROLLING INTEREST

The remaining 30% ownership of Eco Ventures - Florida is recorded as Non-Controlling interest in the consolidated financial statements.

A reconciliation of the non-controlling loss attributable to the Company:

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014 AND 2013

Net loss Attributable to the Company and transfers (to) from non-controlling interest for the nine months ended May 31, 2014:

Net loss	$-

Average Non-controlling interest percentage	30.0%

Net loss attributable to the non-controlling interest	$-

The following table summarizes the changes in Non-Controlling Interest from November 9, 2010 (date of inception) through May 31, 2014.

Balance, November 9, 2010 (date of inception)	$-
Non-controlling interest portion of contributed capital	188,325
Net loss attributable to the non-controlling interest	(163,652)
Balance, August 31, 2011	24,673

Net loss attributable to the non-controlling interest	(940,725)
Balance, August 31, 2012	$(916,052)

Net loss attributable to the non-controlling interest	(461,505)
Balance, August 31, 2013	$(1,377,557)
Net loss attributable to the non-controlling interest	-
Balance, May 31, 2014	$(1,377,557)

CLEAR TV VENTURES, INC.
 (formerly Eco Ventures Group, Inc.)
(a development stage company)
NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014 AND 2013

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

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2014 Fiscal Year. The discussion also summarizes the results of our operations for the three months and nine months ended May 31, 2014 and the period from November 9, 2010 (date of inception) through May 31, 2014

Company Background

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

Employees

There is only one person employed by our Company on a full-time basis as of May 31, 2014, Randall Lanham, our Chief Executive Officer, President and CFO. Additional technological experts provide services to the Company as independent contractors on a project basis.

Plan of Operations

 We are presently in the development stage of our planned business and have not earned any revenues for the period from November 9, 2010 (date of inception) through May 31, 2014.

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

Results of Operations

For the three months ended May 31, 2014 as compared to the three months ended May 31, 2013

Net Loss

We incurred a net loss of $4,833 for the three month period ended May 31, 2014 as compared to $794,798 for the three month period ended May 31, 2013.  We incurred a net loss of $5,524,440 for the period from November 9, 2010 (date of inception) through May 31, 2014.

Operating expenses

For the three months ended May 31, 2014, total operating costs were $2,050 as compared to $843,936 for the three months ended May 31, 2013. General and administrative costs for the three months ended May 31, 2014 consisted of professional fees. General and administrative costs for the three months ended May 31, 2013 were primarily comprised of costs associated with starting operations and related salaries, overhead and travel expenses.

Gain on forgiveness of debt

For the three months ended May 31, 2014, we recorded a gain on forgiveness of debt of $nil as compared to $65,000 for the three months ended May 31, 2013.

 Interest expense

For the three months ended May 31, 2014, we incurred $2,783 in interest expense as compared to $15,862 for the three months ended May 31, 2013 on demand notes issued in settlement of expenses paid on the Company's behalf and working capital provided.

For the nine months ended May 31, 2014 as compared to the nine months ended May31, 2013

Net Loss

We incurred a net loss of $11,309 for the nine month period ended May 31, 2014 as compared to $1442,015 for the nine month period ended May 31, 2013.

Operating expenses

For the nine months ended May 31, 2014, total operating costs were $3,050 as compared to $1,503,373 for the nine months ended May 31, 2013. General and administrative costs for the nine months ended May 31, 2014 consisted of professional fees. General and administrative costs for the nine months ended May 31, 2013 were primarily comprised of costs associated with starting operations and related salaries, overhead and travel expenses.

Gain on forgiveness of debt

For the nine months ended May 31, 2014, we recorded a gain on forgiveness of debt of $nil as compared to $166,142 for the nine months ended May 31, 2013.

 Interest expense

For the nine months ended May 31, 2014, we incurred $8,259 in interest expense as compared to $104,784 for the nine months ended May 31, 2013 on demand notes issued in settlement of expenses paid on the Company's behalf and working capital provided. Of the $104,784 in interest expense in 2013, $72,000 consisted of loan fee amortization.

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

Our unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Since our inception on November 9, 2010, we have not generated revenue and have incurred net losses. We have a deficit accumulated during the development stage of $4,289,457 for the period from November 9, 2010 (date of inception) through May 31, 2014. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from related parties, and equity financing to fund our operations. These conditions as indicated in the report of our Independent Registered Public Accounting Firm dated July 21, 2014 on our consolidated financial statements for the period from November 9, 2010 (date of inception) through May 31, 2014, which included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity, has not established any sources of revenue to cover its operating expenses from November 9, 2010 (date of inception) through May 31, 2014.  In addition, the Company has incurred deficit accumulated during development stage of $4,289,259, used $688,267 in cash for operating activities since inception and had a negative working capital (current liabilities exceeded current assets) of $684,790 as of May 31, 2014. The Company will engage in very limited activities without incurring any significant liabilities that must be satisfied in cash until a source of funding is secured.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The remaining 30% ownership of Eco Ventures – Florida as of May 31, 2014 is recorded as non-controlling interest in the unaudited condensed consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 31, 2014, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February May 31, 2014, as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2014. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2014. Our Chief Executive Officer and President/Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

 In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements for the three month period ended May 31, 2014  included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited condensed consolidated financial statements for the three and nine month periods ended May 31, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

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

No issuance during the quarter ended May 31, 2014.

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