Form 10-K
period 2014-08-31
PetLife Pharmaceuticals, Inc.
filed 2014-12-16
CIK 1354591

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-52445

PETLIFE PHARMACEUTICALS, INC,

(FORMERLY CLEAR TV VENTURES, INC.)

(Name of registrant as specified in its charter)

Nevada	33-1133537
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
433 N. Camden Dr. Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

(310) 279-5152

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

Yes  [ ]  No  [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]  No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No  [x]

The aggregate market value of the common stock of the registrant held by non-affiliates as of November 28, 2014 the last business day of the registrant’s most recently completed first fiscal quarter based on the closing sale prices of the registrant’s common stock on that date as reported on the OTCQB maintained by OTC Markets Group, Inc. was $15,338,480.  For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of December 12, 2014, there were 60,415,911 shares of registrant’s common stock issued and outstanding.

EXHIBIT INDEX

This document (including information incorporated herein by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting Petlife Pharmaceuticals, Inc. (Formerly Eco Ventures Group, Inc.)

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, including, without limitation, in the sections captioned "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Result of Operations," and elsewhere.  Any and all statements contained in this Current Report that are not statements of historical fact may be deemed forward-looking statements.  Terms such as "may," "might," "would," "should," "could," "project," "estimate," "pro-forma," "predict," "potential," "strategy," "anticipate," "attempt," "develop," "plan," "help," "believe," "continue," "intend," "expect," "future," and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements.  However, not all forward-looking statements may contain one or more of these identifying terms.  Forward-looking statements in this Annual Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), (iv) our beliefs regarding potential clinical and other health benefits of our PetLife products, and (v) the assumptions underlying or relating to any statement described in points (i), (ii), (iii) or (iv) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over.  Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties.  Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time and resources associated with the development of our products and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of our business and the healthcare industry, the results of clinical studies or trials, lack of product diversification, volatility in the price of our raw materials, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies.  A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Annual Report appears in the section captioned "Risk Factors" and elsewhere in this Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Annual Report to reflect any new information or future events or circumstances or otherwise.

Readers should read this Annual Report in conjunction with the discussion under the caption "Risk Factors," our financial statements and the related notes thereto in this Annual Report, and other documents which we may file from time to time with the SEC.

All references in this Form 10-K that refer to the “Company,” “PetLife Pharmaceuticals, Inc..”, “Registrant,” “we,” “us” or “our” are to Petlife Pharmaceuticals, Inc., a Nevada formed corporation formerly known as “Clear TV Ventures, Inc.” and “Eco Ventures Group, Inc.”

Item 1.  Business

PetLife Pharmaceuticals, Inc. (PetLife) has developed and is launching a new generation of potentiated veterinary cancer medications and nutraceuticals, based on the same patented formula “Escozine” and production processes that have been scientifically proven as an effective treatment for cancer in humans for years. Escozine (for humans) is currently sold as either a nutraceutical or prescription drug in 40 countries including the United States.

Historical Company Information

We were incorporated on April 5, 2002 under the laws of the State of Nevada as “Aztek Ventures Inc.”  Effective November 13, 2007, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Aztek Ventures Inc.” to “Genesis Uranium Corp.”  Effective April 21, 2008, we amended our Articles of Incorporation to change our name from “Genesis Uranium Corp.” to “Vault Technology Inc.” to reflect the change in our business focus beyond solely that of uranium exploration.  Effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Vault Technology, Inc.” to “Modern Renewable Technologies, Inc.” (“Modern”).  On May 27, 2011, Modern, merged with Eco

Ventures Group, Inc., and the name of the Company was changed to Eco Ventures Group, Inc.  On July 15, 2013, the Company entered into an Agreement and Plan of Merger with Clear TV Ventures, Inc. Under the terms of the merger, Clear TV became the surviving corporation.  On June 26, 2014, Eco Ventures Group, Inc. entered into an Agreement and Plan of Merger with its subsidiary, PetLife Pharmaceuticals, Inc., a Nevada Corporation, with PetLife Pharmaceuticals, Inc. being the surviving entity.  As part of that merger, the name of the Company was changed to PetLife Pharmaceuticals, Inc. and each 20 shares of our common stock were exchanged for one share in the surviving company.

Business of PetLife Pharmaceuticals, Inc.

PetLife Pharmaceuticals, Inc. (PetLife) has developed and is launching a new generation of HP (high potency) veterinary cancer medications and nutraceuticals, based on the same patented formula “Escozine” and production processes that have been scientifically proven as an effective treatment for cancer in humans for years.  Escozine (for humans) is currently sold as either a nutraceutical or prescription drug in 40 countries including the United States.

Given the histology (the similarity of the cellular biology) between humans and dogs and cats and the growing body of new preclinical research (UCSD) establishing the effectiveness of Escozine for the treatment of animals, PetLife has licensed the worldwide rights to formulate, package and market a new product line, “Escozine for PetsTM.”

The Company’s products have been demonstrated as a preventative and a treatment of cancer, and to dramatically improve the quality of life, and extend the longevity of pets with cancer -- without the painful, debilitating side effects of toxic, conventional chemotherapy.

PetLife also has studied and plans to introduce an Escozine for PetsTM product line for livestock, which suffer from high rates of cancer at a cost of billions to the industry.

Summary

We have developed and are launching a new generation of high potency veterinary cancer medications and nutraceuticals, based on the same patented “Escozine” formula and its production processes that, for years, have shown scientific evidence as being effective for cancer in humans.

For humans, PetLife’s sister company, Medolife, has been successfully marketing its Escozine products through direct sales in 40 countries.  Medolife has invested over $10 million in R&D in Escozine (for humans) over 10 years and amassed substantial scientific documentation, worldwide of its effectiveness.

“Escozine” has been used for years to treat humans with cancer in many countries and its positive results are backed by numerous scientific research, pre-clinical and clinical observations that confirm its safety and efficacy.  It is registered and certified for oncological treatment by the Minister of Health in the Dominican Republic, and is registered and distributed in six countries (Dominican Republic, Vietnam, Russia, Belarus, Nigeria and Kazakhstan).

At the molecular level, the cancer cells of humans, cats and dogs are quite similar.  With respected scientific research (UCSD and others) establishing Escozine as an effective potential solution for pets, we have licensed the rights to use Medolife’s patented formula and manufacturing process to launch “Escozine for Pets™”  -- a line of over-the-counter nutraceuticals, infused dog and cat ‘treats’ and prescription strength pharmaceuticals for pets.

PetLife’s main product, Escozine for Pets™ is a natural product containing serum derived from the Caribbean Blue Scorpion and polarized using PetLife’s patented polarization technology.  It is a nontoxic and is potentiated up to prescription drug strength levels by efficiency.

PetLife’s products are produced to the highest industry standards in a US FDA-approved manufacturing facility in southern California.

The National Cancer Institute reported that in the United States alone, nearly 6 million dogs and 6.5 million cats are diagnosed with cancer annually with dogs being 35 times and cats 40 times more likely to suffer from cancer than humans.  Sixty percent of dogs and cats over six years of age will be diagnosed with cancer.

In the United States over 92 million households own a dog or cat, representing 83.3 million dogs and 95.6 million cats.  Consumer spending on domestic companion animals in the United States alone is expected to reach over $58 billion in 2014, with over $13 billion being spent on over the counter medications.

PetLife is launching its first product -- a nutraceutical version of Escozine for Pets™ – in the fall of 2014.  A line of Escozine for PetsTM dog and cat treats is scheduled for launch in the first quarter of 2015.

Concurrently, PetLife plans to apply to the FDA in the fourth quarter of 2014 for approval of prescription strength versions for Pets, including orally and intravenously administered as well as a version for direct administration into cancerous tumors.  Although there can be no assurance the FDA will work this quickly, the Company anticipates FDA approval of its prescription strength products in the second half of 2015, and intends to roll out those products shortly thereafter.

The Company has a developed a sophisticated, multi-channel marketing strategy, to be implemented in the second half of 2014, that includes direct sales, retail, veterinarian vertical market, affiliate sales and infomercials.

Business Strategy

•

Initially, enter the market with an oral nutraceutical version of Escozine for Pets™ with a focus on the oncology needs of dogs and cats.

•

Raise capital through traditional means, including through private placement of securities, public offerings or bank financings.

•

Apply for FDA approval of the Caribbean Blue Scorpion animal pharmaceutical drug, Escozine for Pets GNP-1, for cancer treatment, a prescription strength oral pharmaceutical as well as a concentrated intravenous and injectable version for direct administration to a tumor.

•

Concurrently develop edible dog and cat treats that are infused with the Escozine active ingredients that deliver preventative benefits for both dogs and cats.

•

Develop a line of nutraceuticals and drugs in the second half of 2015 for livestock, based on the same molecule and patented production process to prevent disease, to lower the industry’s reliance on antibiotics, and to improve the quality and confidence in the livestock products sold around the world.

The Company’s Escozine Product

Escozine™ was originally developed and commercialized by Medolife, Corp. in 2007.  Until 2007, this natural medicine has only been available in Cuba, where it is known as Escozul, or its more diluted homeopathic version called Vidatox.  Medolife currently holds the exclusive patent license, (United States patent # 8,097,284 B2) of the bioactive peptide and polarization technology used to make the Polarized Dilute Blue Scorpion Venom.  Escozine™, is registered and certified for oncological treatment by the Minister of Health in the Dominican Republic.  Escozine™ is currently registered and distributed in six countries (Dominican Republic, Vietnam, Russia, Belarus, Nigeria and Kazakhstan).

Studies show that Medolife’s US Pharmaceutical Corporations’ patented polarization technique (US Patent # 8097284 B2) increases the delivery of the scorpion venom into cancer cells which amplifies the effectiveness of Escozine™ dramatically compared to Cuban products Escozul or Vidatox.  PetLife’s Chief Executive officer, Dr. Mikaelian, is currently the only scientist who has completed all research and the development process and has attained the legal registration to commercialize Blue Scorpion venom derived products under the name of Escozine.  The product, Escozul, is not produced or sold by Medolife or PetLife and neither Medolife nor PetLife rely on this product in any way.  Medolife has its own independent source of Blue Scorpion venom in the Dominican Republic and has established the world’s first Scorpion reservation which is 50,000 square meters and can produce millions of doses to meet global demand.  Products are currently sold direct, through online marketing to over 40 countries, as well as to six countries where the product has been registered (Dominican Republic, Vietnam, Russia, Belarus, Nigeria and Kazakhstan).  In 2014, Medolife granted an exclusive global license for production, marketing and sales to PetLife, for all applications of Escozine for Pets, including the nutraceutical and FDA approved versions.

Escozine™ serum has demonstrated promising results in human preclinical studies in 2012 at UCSD Moores Cancer Center, as well as human clinical observations; results from UCSD also showed that Escozine had significant synergy with traditional chemotherapy agents cyclophosphamide, Fludarabine, Etoposide and others.  Many Escozine users have combined the product with chemotherapy, radiation, hormone therapy and other conventional treatments with positive results.  In 2007, Medolife collaborated with Atheris Laboratory in Switzerland, one of the world leaders in the study and analysis of crude venoms, to confirm that the venom of Rhopalurus Junceus from Cuba and Rhopalurus Princeps from Dominican Republic both share similar properties and have similar mechanisms of action in cancer cells.

Polarized Dilute Blue Scorpion Venom solution has proven to lead to more apoptosis (cancer cell death) in humans and animals, in comparison to non-polarized Dilute Blue Scorpion Venom solution.  Additionally, polarized Dilute Blue Scorpion Venom solution can be used with gold nanoparticles as an intermediary agent to increase the targeting and binding preferences of Polarized Dilute Blue Scorpion Venom solution with abnormal or malignant cells in humans as well as in animals.  The inclusion of gold nanoparticles, as the intermediary agent for the drug version further enhances the targeting and binding preferences of the Polarized Dilute Blue Scorpion Venom solution with abnormal or malignant cells in humans as well as animals.

One component of PetLife’s licensed patent is for the process of polarizing the dilute Blue Scorpion venom; the patented technology involves the circulation of the dilute solution past a series of electromagnets, which are generating resonating field with the Scorpion Venom therapeutic components, such as small molecular peptide, chlorotoxin (CLTX).  The benefits of ingesting polarized Escozine dilute scorpion venom solution and its main ingredient are well documented through the clinical observations of well-known scientists in this field like, Dr. Omran, Dr. Stöcklin, Dr. Philippe Favrea as well as Dr. Mikaelian and Dr. Ramon Feliz and include:

•

Reduces pain.

•

Enhances the recipient’s immune-system.

•

Reduces cancerous cell multiplication.

•

Inhibits new blood vessels formation form pre-existing cancerous cells. (Angiogenesis)

•

Improves quality of sleep.

•

Reduces inflammation.

•

Dramatically reduces the painful side-effects of chemotherapy and radiation treatment.

•

Improves appetite

From statements in the patent document, polarized blue scorpion venom delivers an array of health benefits.  According to extensive research contained in the 2012 UCSD Moore’s Cancer Center report, cancer cells treated with Escozine showed more apoptosis than many traditional chemotherapy agents.  In studies by oncologists Dr Ramon Feliz and Dr. Vargas as well as in other studies, patients administered with polarized blue scorpion serum solution frequently experienced the following health benefits: improved quality of life, increased survival rate, and tumor remission.  Many patients who have used polarized blue scorpion venom in their treatment have experienced different degrees of these stated benefits.  The degree of benefits of any particular patient is impacted by the patient’s stage of cancer, genetic issues, condition of vital organs, continued exposure to environmental toxicity, lifestyle choices and other factors.

Dr. Mikaelian further determined through research that the cellular reproduction challenges of animal cancers are similar or closely mirror those occurring in human cancers.  His early tests on animals (pets and livestock) using polarized Dilute Scorpion Serum solution suggest that they will experience similar positive health related benefits.

PetLife will initially develop dedicated cancer preventative products, such as animal treats.  These products are designed to prolong pets’ lives when taken consistently.  The Company anticipates this will drive sales for PetLife as clients adopt these types of products as part of their pet’s normal daily diets.  Part of PetLife’s sales and marketing framework is to not only sell the products to animals post cancer diagnosis, but to educate owners on cancer and autoimmune prevention.  PetLife’s preventative animal treats, for example, are an excellent way for pet owners to promote lasting health and viability for their companions.

PetLife anticipates developing the following products for the cancer preventative products:

•

Escotreat – a natural pet treat preventative

•

Escotab – a natural daily pet preventative tablet

•

Zine Pet Foods –natural preventative foods

Escozine for Pets has a universal effect on different cancer types.  With inexpensive modifications, PetLife can create cancer specific products that may increase sales.  The following are the top veterinary cancer types that PetLife intends to target:

•

Lymphoma or Lymph sarcoma

•

Hemangiosarcoma

•

Osteosarcoma

•

Mast Cell Tumor

•

Melanoma

•

Squamous Cell Carcinoma

•

Mammary Carcinoma

•

Apocrine Gland Carcinoma (Anal Sac)

•

Transitional Cell Carcinoma

•

Soft Tissue Sarcoma

•

Lymphoma

•

Squamous carcinoma

•

Fibrosarcoma

•

Lung tumors

•

Brain tumors

•

Nasal tumors

•

Liver tumors

When surgery is difficult to perform, PetLife has designed three products for differentiated intake protocols for home and veterinary usage.

•

Oral / Rectal - Home oral and rectal administration of the Escozine for Pets liquid makes the animal easy to treat.  The solution is colorless and odorless and can be administered through a droplet or enema.  This is an effective tool which clients can use in the convenience of their home.

•

Patch - A patch can be used at home and positioned in the area of the tumor for effective, targeted treatment.

•

Injectable - The injectable version can be used by veterinarians to directly inject the product into the tumor for effective, targeted high dose treatments. This will increase sales with vets who will have an effective in clinic, targeted product will require clients to bring their pets into the vet clinic for treatment.

PetLife, through the work of its analytical scientists, has identified a diversity of diseases that it believes will respond positively from treatments with the Escozine for Pets™ nutraceuticals and drugs.  The diseases below illustrate those areas of potential expansion beyond the current focus on veterinary oncology related illnesses.  The expansion of the application of PetLife’s products and technical knowledge into other health related areas will require the addition of skilled research scientists and pharmacological experts.  PetLife will initially develop the new PetLife products with the use of Medolife’s research and development expertise.  PetLife will expand its market reach and increase its revenue by treating other diseases.

PetLife intends to also develop products for pets in the following areas:

•

Arthritis:  Arthritis (or osteoarthritis) is a slowly progressive, degenerative disease of the joints for which there is no cure.  However, Escozine for Pets can help to prevent, delay, and manage arthritis in dogs or cats.  Arthritis affects 1 in 5 dogs over the age of 7 and over 90% of geriatric cats have arthritis; currently 12 million cats have arthritis.

•

Hepatitis:  As with humans, Hepatitis in dogs and cats affects the liver.  This contagious disease includes symptoms such as fever, vomiting and diarrhea accompanied by abdominal pain.  Furthermore, Hepatitis may lead to kidney damage.  Approximately, 12% of dogs and 40% of cats get Hepatitis.

•

Lyme disease:  Lyme disease is a dangerous bacterial disease that can cause irreversible damage to a companion animal’s health.  About 5% of dogs contract Lyme disease while the statistics for cats is nominal.

The anticipated products in development in these areas are:

•

Escozine for Pets™ Arthritis

•

Escozine for Pets™ Hepatitis

•

Escozine for Pets™ Lyme

Scientific Research on Escozine™

In 2012, UCSD (University of California San Diego, Moores Cancer Center, together with Medolife Corp.) conducted research using polarized dilute Blue Scorpion venom utilizing the Mikaelian patented process # US 8097284 B2.  The results demonstrated up to 95% apoptotic (programmed cell death) effect in a variety of cancer cell lines incubated for 48 hours, and showed a binding preference to cancer cells only while not affecting normal cells.  Additionally, the study showed a synergistic effect with traditional chemotherapy treatments.  Research anticipates that PetLife’s Escozine for Pets™ will also extend the life of pets suffering from cancer and improve their quality of life.

PetLife’s main product, Escozine for Pets™ is a natural product containing serum derived from the Caribbean Blue Scorpion and polarized using PetLife’s patented polarization technology.  PetLife’s Escozine for Pets™ is nontoxic and is potentiated up to prescription drug strength levels.

Global Market for Escozine and the Company’s Products

The global veterinary pharmaceutical industry is composed of various veterinary health products including biological, veterinary pharmaceuticals and medicated food additives.  Over the past few years, the range of animal health products has diversified, currently encompassing metabolic drugs, reproductive aids, anti-ineffectives, feed additives, imaging diagnostics, vaccines, parasite control, and topical solutions.  Veterinary products have emerged for treating chronic diseases such as cancer, osteoarthritis and cardiovascular disease.  Pet owners, more than ever before, are spending a larger proportion of their income to take care of their pets’ health.

In the future, the global market for pet health products is expected to grow by an average of 4 - 6% annually and become more specialized.  The major drivers will be: (1) the continued strengthening of the bond between owners and their animal companions, (2) increasing companion animal owner awareness and willingness to pay for care, (3) increasing occurrence of cancer in dogs and cats than people while only a fraction are treated because of prohibitive costs, (4) offering an FDA drug at competitive prices, and potentially more effective, as an incentive for more pet owners to treat their pets and extend their duration and quality of life.  Companion animals have come to play an important part in the lives of many people. Unsurprisingly the bond between companion animals and people continues to strengthen in parallel to the market for products that contribute significantly to the health and well-being of these animals, such as the products offered by PetLife.

The current focus of the Company’s market is veterinary oncology, a branch of veterinary medicine whose emphasis is dealing with cancer diagnosis and treatment in animals, especially companion animals.  Over the years, the number of animals dying of cancer has increased.  For example, approximately 45% of dogs aged ten years and above die of cancer.  Part of PetLife’s product expansion will include an injectable version that will focus on decreasing and eliminating tumors that are accessible to direct injection

PetLife realizes the parallels between animals and their owners regarding certain conditions, such as poor diet, and its consequences.  Overall, the companion animal segment is considered to be the health segment that parallels the human pharmaceutical sector. Many of the innovations in human medicine, at least in terms of new medications, are subsequently adapted and tailored to suit companion animals, like Escozine for Pets™.  It is therefore no surprise that Escozine for Pets’ studies have paralleled the Escozine™ for humans’ studies.

The global animal health market is consolidated with the top ten players controlling the majority share of the market.  For many years the largest players in the companion animal market have been Merial and Zoetis (a subsidiary of Pfizer).  However, the market has seen considerable consolidation mainly through acquisitions and mergers.  Proposed mergers and acquisitions are monitored very carefully by governments around the world (such as the Directorate General for Economic and Financial Affairs in the European Union and the United States Federal Trade Commission) to protect the consumer from reduced competition, price increases, and reduced innovation.

While the U.S. represents the biggest regional market for animal medication, Asia-Pacific region represents the fastest growing market for pet medication with annual dollar sales in the region growing at an annual average of 10.5%.  This can be attributed to factors such as increasing income, improvement in per capita consumption per animal, improved living standards, as well as increased pet populations in various regions all over the world.  About half of Brazilian households have a dog, more than any other country, according to data tracker Euromonitor, and pet food sales there rose 10 percent to $5.6 billion last year, trailing only the U.S. and U.K. in the $71 billion worldwide market.

Despite remaining challenges in the overall economy, the pet industry has remained unshaken and has been less affected by the recent global recession than other retail sectors.  Over the past years, the United States and the United Kingdom have been the leaders in the pet industry.  However, today there are a number of other countries that are coming out as players in the global pet industry.  The trend in world pet industry has increased tremendously, which is a clear indication of the growing market for veterinary oncology services.

Market in the United States

The veterinary oncology market in the United States is expected to grow mainly due to an increase in the pet population in the United States.  People’s attitude towards companion animals has changed, as most pet owners now treat their pets as family members.  In a report by Global Industry Analysts, Animal Medication: A Global Strategic Business Report, the authors indicate that animal care often mirrors the trends in human health care. Diagnosis and disease monitoring in veterinary medicine, particularly for companion animals, has also followed trends in human medicine. Diagnostic imaging techniques, such as ultrasonography, computed tomography (CT), and magnetic resonance imaging (MRI), have become commonplace and many veterinary practices have in-house analyzers for clinical chemistry and hematology, as well as rapid patient-side tests, e.g., for infectious agents.

The National Cancer Institute reported that nearly six million dogs in the United States alone are diagnosed with cancer annually, with dogs being 35 times more likely to suffer from cancer than humans.  Over six years of age, sixty percent of America’s 83.3 million dogs and 95.6 million cats will be diagnosed with cancer.  Unfortunately, only an estimated 10% of those diagnosed receive treatment.  PetLife understands that 90% of dogs and cats with cancer go untreated because of unrealistically high costs associated with treatments as well as the dramatic suffering typical of treating pets with toxic, conventional chemotherapy

Marketing Plan

PetLife will deliver its nutraceutical and prescription strength medicines to the enormous population of untreated animals by making the product affordable and convenient in both the home and veterinary setting.  PetLife will also capitalize on the increased willingness of pet owners to spend more on their animals’ preventative health, and of veterinarians to meet that demand as key drivers of this market.  PetLife will also dedicate their marketing efforts to include educating the public as to the risk their companion animal has at developing cancer.  The Company will emphasize the importance on pet owners being proactive and taking the necessary steps to protect their animal.  The Company will offer Escozine for Pets as the preventative solution.

Currently, apart from surgery which carries its own risks for older pets, the preponderance of treatment for dogs and cats with cancer is simply the same, drastically expensive (most pets do not have medical insurance), toxic chemotherapy drugs developed for humans -- scaled down in dosage by the pet’s weight -- with many of the same side effects such as nausea, diarrhea, lost appetite, cachexia (“wasting” loss of muscle and fat tissues) headache, hair loss, liver and kidney toxicity and susceptibility to opportune infections.

Direct Sales

PetLife has lined up key team members to execute a traditional, multichannel marketing campaign.  This campaign, composed of the traditional five “P” marketing mix will include:

•

Product – PetLife will capitalize on the proprietary nature of their primary product offering, Escozine for Pets™.  PetLife will sell Escozine for Pets™ to veterinarians using multiple respected veterinarian centers of influence to promote the product.  PetLife will also sell directly to pet owners through online and brick and mortar establishments; this will be achieved using a well-connected sales force to market to both distributors and direct to retail outlets.

•

Physical attributes – a newly redesigned bottle has been approved.

•

Place or distribution – the Company will configure its corporate structure to accommodate the most efficient global supply chain, production and distribution through regional sales centers.  PetLife representatives will manage the supply chain, local final production (as required) and distribution.

•

Promotion – direct to vet, direct to consumer, direct to wholesaler; there will also be trade shows, direct vet outreach and online webinars.  PetLife will also implement an aggressive online marketing campaign to drive sales in the United States and key international markets using:

(i)

DOSEP Campaign: DOSEP (Direct Organic Search Engine Optimization) is a groundbreaking online awareness campaign and technology that will push PetLife’s web presence to the top of Google organic search results for targeted search keywords determined by PetLife management.

(ii)

Multi-Touch Facebook Campaign: The retained Marketing Company will execute a targeted multi-touch Facebook advertising campaign that will generate major social awareness (and resulting online sales) of Vet Oncology products.  The marketing messages will appear directly in the Facebook newsfeeds of specific demographic groups who additionally have expressed personal or professional interest in cancer treatment, based on research and targeting of the specific interests contained in their Facebook profiles.

(iii)

Scientifically-Optimized Banner Ad Campaign: The Marketing Company will conduct research for optimal placement, and perform continuous split testing of ads to quickly determine “winners” and then further refine campaigns to determine the optimal combination of performance metrics to justify increasing ad budget spend for top-performing banner campaigns.

•

Media – the Company will engage a top notch boutique public relations firm to generate media coverage for its products in general news, family, pet and veterinarian publications, e-zines, videos and the blogosphere to communicate Escozine for Pets™ features and benefits to consumers.

The online strategic marketing campaigns will repeatedly “local-launch” PetLife into specific metro markets while concurrently building PetLife’s overall brand and marketing presence globally.  Repeating the online marketing campaign in each additional targeted metro market will not only localize and establish the PetLife’s brand and products, each event will also catalyze PetLife’s local and nationwide Google search rankings via DOSEP, Multi-Touch Facebook and Scientifically-Optimized Banner Ads, producing both short- and long-term online sales growth, and firmly establish PetLife as a market leader.

Multi-level Marketing

PetLife has partnered with a multi-level marketing (MLM) platform in order to drive sales.  This MLM partner will utilize a sales force, who will be compensated not only for sales they personally generate, but also for the sales of the other salespeople that they recruit.  This recruited sales force is referred to as the participant's "downline", and can provide multiple levels of compensation.  Independent distributors develop their organizations by either building an active consumer network, who buy direct from the company, or by recruiting a downline of independent distributors who also build a consumer network base, thereby expanding the overall organization.  Essentially, salesmen become independent distributors.  They operate as contractors.  PetLife sees three major benefits from the use of multi-level marketing:  (1) PetLife will develop a large sales force without the expense of full time employees, (2) PetLife will experience a decrease in direct sale and marketing costs, and (3) PetLife’s distributors generally work very hard to improve their income, which in turn generates more revenue for PetLife.

Direct Response: Infomercials

This year an estimated $150 billion dollars in product sales will be generated by infomercials.  Specifically, over $1.5 billion will be spent on pet-related purchases through infomercials.  Research has shown that retail sales driven by infomercials all range from two to 15 times the infomercial sales.  More and more major brands are integrating infomercials into their marketing mix.  Infomercials share the product story and benefits with millions of additional prospects at a cost per lead or cost per order that usually matches or beats other direct marketing channels such as direct mail or print ads.

PetLife will partner with a well-known household name from Hollywood and a well-respected veterinarian to film differentiated 2 to 30 minute infomercials on Escozine for Pets™.  PetLife anticipates the infomercial will:

•

Reach millions of new customers and present a complete product story.

•

Enhance, support, and fill in where other advertising avenues, particularly spot television, leaves off.

•

Generate qualified leads.

•

Reduce advertising costs per order and avoid print and mailing costs.

•

Rapidly and cost-effectively introduce a new product or revive an under-marketed but potentially profitable product.

PetLife intends to capitalize on the lucrative channels of distribution available to an infomercial marketer.  Only one out of every 100 consumers watching an infomercial actively calls an 800 number and purchases the product immediately.  Therefore, the retail channel provides a means for the other 99 individuals - who may have been primed by the infomercial - to buy the product.

One-step infomercials are commonly utilized for products previously unable to get retail shelf space in order to gain retailers attention and establish instant distribution.  For example, PetLife can inform a retailer that more than a million consumers ordered their product directly from their television ads and thousands of others called for more information.  These kinds of figures are meant to grab the attention of brick and mortar retailers, who then purchase and showcase infomercial products realizing that "as seen on TV" are big sellers at retail.

Competition

For most of the products the Company offers there are a number of competitors, several of which are publically traded where they not only manufacture and produce their own products but also have established distribution and sales networks and participate in large group purchasing organizations within the medical industry.  As mature companies, they also have extensive legacy systems and expensive administrative and sales commission cost structures. In addition, there are independent distributorships of pet medications primarily focused on limited geographic markets and products located across the United States.

Key among the Company’s competitors are:

•

Zoetis, Inc.: the world's largest producer medicine and vaccinations for pets and livestock.  Zoetis is engaged in the discovery, development, manufacture and commercialization of animal health medicines and vaccines, with a focus on both livestock and companion animals.  It offers a diversified product portfolio, including vaccines, parasiticides, anti-infectives, medicated feed additives and other pharmaceuticals, for both livestock and companion animal customers.

•

Merial, Inc.:  Sanofi Pasteur is a worldwide leader in the vaccine industry.  Its net sales amounted to €3,716 million in 2013, with leading vaccines in five areas: pediatric vaccines, influenza vaccines, adult and adolescent booster vaccines, meningitis vaccines, and travel and endemic vaccines.  The company’s Animal Health activity is carried out through Merial, one of the world's leading animal healthcare companies, dedicated to the research, development, manufacture and delivery of innovative pharmaceuticals and vaccines used by veterinarians, farmers and pet owners and providing a comprehensive line of products to enhance the health, well-being and performance of a wide range of production and companion animals.

•

Virbac Sa:  Virbac SA develops, manufactures, and sells vaccines and medicines to prevent and treat pathologies for companion and food-producing animals in France, the rest of Europe, North America, Latin America, Africa, the Middle East, Asia, and the Pacific region. The company’s products are comprised of a multitude of products in the animal health sector.

•

Dechra Pharmaceuticals Plc:  Dechra Pharmaceuticals PLC is engaged in the development, manufacture, distribution, sale, and marketing of veterinary pharmaceuticals worldwide.  It markets and sells licensed branded pharmaceuticals and specialist pet foods to the veterinary professionals in Europe, as well as manufactures products for third party customers.  The company also markets and sells a range of endocrine, ophthalmic, dermatological, and equine products in North America.  In addition, it develops and licenses its branded veterinary product portfolio of novel and generic pharmaceuticals, and specialist pet diets.

Intellectual Property

PetLife’s initial licensed patent addresses the activities associated with the “polarization” of the scorpion venom solution in order to enhance the targeted delivery to the specific cancerous cells in the dogs and cats.  Additional continuation patents will be prepared that more aggressively address the efficacy of the Polarized Blue Scorpion venom for pets and livestock.  The next continuation of the patent is Escozine for Pets GNP-1™, which is the drug version and will be the polarization of gold nanoparticles in combination with Blue Scorpion Venom.  The sister company, Medolife has already engaged a group of intellectual property professionals (Hankin Patent Law) specifically skilled in the bio-pharmaceutical areas associated with the Escozine for Pets™ product.

PetLife intends to establish qualified distribution arrangements in strategic countries within 12 months of starting US nutraceutical distribution.  The procedural activities associated with the introduction of Escozine for Pets™ as an accepted nutraceutical and drug in a foreign country can be technically demanding.  Achieving the desired expansion of the company’s international licensing campaign will require the addition of staff including international legal experts, processing personnel and operationally focused digital support systems.

Regulatory Issues

There are worldwide, national, state and local rules, regulations and statutes that may impact the Company's ability to fully implement our strategic plan.  The sale of animal health products is governed by the laws and regulations specific to each country in which we sell our products.  To maintain compliance with these regulatory requirements, we have established processes, systems and dedicated resources with involvement from product concept to launch and maintenance in the market.  In the majority of our markets, the relevant animal health authority is separate from those governing human medicinal products.

United States

The regulatory body that is responsible for the regulation of animal health pharmaceuticals in the United States is the Center for Veterinary Medicine (CVM), housed within the United States Food and Drug Administration (FDA).  All manufacturers of animal health pharmaceuticals must show their products to be safe, effective and produced by a consistent method of manufacture as defined under the Federal Food, Drug and Cosmetic Act.  Post-approval monitoring of products is required by law, with reports being provided to the CVM's Surveillance and Compliance group.  Reports of product quality defects, adverse events or unexpected results are produced in accordance with the law.  Additionally, we are required to submit all new information for a product, regardless of the source.

The regulatory body in the United States for veterinary vaccines is the United States Department of Agriculture (USDA).  The USDA's Center for Veterinary Biologics is responsible for the regulation of animal health vaccines, including immunotherapeutics.  All manufacturers of animal health biologicals must show their products to be pure, safe, effective and produced by a consistent method of manufacture as defined under the Virus Serum Toxin Act.  Post-approval monitoring of products is required.  Reports of product quality defects, adverse events or unexpected results are produced in accordance with the agency requirements.

Outside of the United States

Country-specific regulatory laws have provisions that include requirements for certain labeling, safety, efficacy and manufacturers' quality control procedures (to assure the consistency of the products), as well as company records and reports. With the exception of the European Union, most other countries' regulatory agencies will generally refer to the FDA, USDA, EU and other international animal health entities, including the World Organization for Animal Health, Codex Alimentarius, in establishing standards and regulations for veterinary pharmaceuticals and vaccines.

Employees

Currently, we have 11 employees, of which three are executive officers.  We have good relationships with our employees and do not anticipate issues relative to our employees.

Item 1A. Risk Factors

Our business and an investment in our securities are subject to a variety of risks.  The following risk factors describe some of the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan and the market price for our securities.  Many of these events are outside of our control.  If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to our Business

We were formed on November 9, 2010 and have a limited operating history and accordingly may not be able to effectively operate our business.

We are still in the early stages of company development and accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. There can be no assurance that we will ever achieve positive cash flow or profitability, or that if either is achieved, that it will be at the levels estimated by management.

Prior to the date of this annual report, we have not yet generated any revenue.  Our failure to generate significant revenues would seriously harm our business. Even if we are able to access capital, we anticipate that we will experience operating losses and incur significant and increasing losses in the future due to growth, expansion, development and marketing. In the event that we are able to raise adequate capital, we expect to significantly increase our sales and marketing and general and administrative expenses.  As a result of these additional expenses, we would need to generate substantial revenues to become profitable. We expect to incur significant operating losses for at least the next several years.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The report of our independent auditors dated December 15, 2014 on our consolidated financial statements for the year ended August 31, 2014 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our incurring significant losses from operations and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.

Our Escozine for Pets™ product has not been approved by the FDA.

U.S. pet owners may be hesitant to consider Escozine for Pets™ for treating cancer without FDA approval. Alternative cancer treatments are not well-accepted in the U.S.  The Company will need to educate and change the mindset of those who normally would not seek medicinal alternatives for themselves or for their pets for us to be successful.  Obtaining approval for our products will be a lengthy and very costly process, the success of which cannot be assured.

Our Brand is not well known in the United States.

Marketing Escozine for Pets’ products will require the Company to establish branding reputation of credibility.  U.S. pet owners and veterinarians must become familiar with the products.  Due to lack of brand recognition, significant advertising budgets will be required to market and promote products in the U.S.  Additional costs are required for a team of experts to seek approval of the PetLife products in foreign markets.  The brand initially may not be able to position itself on price, within the natural remedies markets.  While the product is less costly than chemotherapy treatments, it may still not be reasonably priced for entry in some markets.

We will require approval for the Products in Numerous Countries.

Even though Medolife products have been approved for sale in six countries, our PetLife products may not be approved.  If it is not approved in the countries selected to market and promote the products, PetLife will need to consider secondary markets, which may have limited sales potential.  In addition, many chemotherapy drugs used by veterinarians today are used as “off label” treatments with no FDA approval for veterinary use, regardless of successful use in treating humans.  Veterinarians who have had success with these drugs may be hesitant to try something new or more natural in treating pet cancers.

We are highly dependent on the continued availability of our scorpion farm facilities and would be harmed if they were unavailable for any prolonged period of time.

Any failure in the physical infrastructure of our scorpion farm facilities or services could lead to significant costs and disruptions that could reduce our revenues and harm our business reputation and financial results.  We are highly reliant on our Dominican Republic facilities.  Any natural or man-made event that impacts our ability to utilize these facilities could have a significant impact on our operating results, reputation and ability to continue operations.  Our ability to rebuild facilities would take a considerable amount of time and expense and cause a significant disruption in service to our customers.

Though PetLife sister company, Medolife, is working with venom experts from the Instituto Butantan, São Paulo, Brazil, in applying their methods and experience and knowhow to manage and grow a large population of scorpions necessary to make sufficient amounts of the product; demand for the venom may increase, particularly if nutraceutical or pharmaceutical companies decide they want to enter the market.  This could decrease the availability of scorpion venom which would result in price increases for PetLife.

We are not currently profitable and we will need to raise additional funds in the future; however, additional funds may not be available on acceptable terms, or at all.

We have substantial operating expenses associated with the sales and marketing of our products. The sales and marketing expenses are anticipated to be funded from operating cash flow and from potential financing transactions.  There can be no assurance that we will have sufficient access to liquidity or cash flow to meet our operating expenses and other obligations.  If we do not increase our revenue or reduce our expenses, we will need to raise additional capital, which would result in dilution to our stockholders, or seek additional loans.  The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations.  Financing may not be available in amounts or on terms acceptable to us, if at all.  Any failure by us to raise additional funds on terms favorable to us, or at all, could result in our inability to pay our expenses as they come due, limit our ability to expand our business operations, and harm our overall business prospects.

We may not be able to raise capital or, if we can, it may not be on favorable terms.  We may seek to raise additional capital through public or private equity financings, partnerships, joint ventures, dispositions of assets, debt financings or restructurings, bank borrowings or other sources.  To obtain additional funding, we may need to enter into arrangements that require us to relinquish rights to certain technologies, products and/or potential markets.  If adequate funds are not otherwise available, we would be forced to curtail operations significantly, including reducing our sales and marketing expenses which could negatively impact product sales and we could even be forced to cease operations, liquidate our assets and possibly even seek bankruptcy protection.

We operate in a highly regulated environment, and any legal or regulatory action could be time-consuming and costly.

If we fail to comply with all applicable laws, standards and regulations, action by the FDA or other regulatory agencies could result in significant restrictions, including restrictions on the marketing or use of our products or the withdrawal of products from the market.  Any such restrictions or withdrawals could materially affect our business and operations. In addition, governmental authorities could impose fines, seize our inventory of products, or force us to recall any product already in the market if we fail to comply with governmental regulations.

Competitive products exist and more will be developed, and we may not be able to successfully compete because we are smaller and have fewer financial resources.

Our business is in a very competitive and evolving field.  Rapid new developments in this field have occurred over the past few years, and are expected to continue to occur.  Other companies already have competing products available or may develop products to compete with ours.  Many of these products have short regulatory timeframes and our competitors, many with more substantial development resources, may be able to develop competing products that are equal to or better than ours.  This may make our products obsolete or undesirable by comparison and reduce our revenue.  Our success will depend, in large part, on our ability to maintain a competitive position concerning our intellectual property, and to develop new technologies and new applications for our technologies.  Many of our competitors have substantially greater financial and technical resources, as well as greater production and marketing capabilities, and our ability to compete remains uncertain.

We will need to continue to innovate and develop new products to be desirable to our customers.

The markets for our products and services are characterized by rapid technological change, frequent new introductions, changes in customers' demands and evolving industry standards.  Accordingly, we will need to continue to innovate and develop additional products.  These efforts can be costly, subject to long development and regulatory delays and may not result in products approved for sale.  These costs may hurt operating results and may require additional capital.  If additional capital is not available, we may be forced to curtail development activities.  In addition, any failure on our behalf to react to changing market conditions could create an opportunity for other market participants to capture a critical share of the market within a short period of time.

Our success will depend on our ability to engage and retain qualified technical personnel who are difficult to attract.

Our success will depend on our ability to attract and retain qualified technical personnel to assist in research and development, testing, product implementation, low-scale production and technical support.  The demand for such personnel is high and the supply of qualified technical personnel is limited.  A significant increase in the wages paid by competing employers could result in a reduction of our technical work force and increases in the wage rates that we must pay or both.  If either of these events were to occur, our cost structure could increase and our growth potential could be impaired.

Loss of key members of our management who we need to succeed could adversely affect our business.

We are highly dependent on the services of key members of our management team, and the loss of any of their services could have an adverse effect on our future operations.  We do not currently maintain key-man life insurance policies insuring the life of any member of our management team.

We will be required to invest in facilities and equipment on a continuing basis, which will put pressure on us to finance these investments.

We have invested, and intend to continue to invest, in facilities and state-of-the-art equipment in order to increase, expand or update our capabilities and facilities.  Changes in technology or sales growth beyond currently established production capabilities, which we anticipate, will require further investment.  However, there can be no assurance that we will generate sufficient funds from operations to maintain our existing facilities and equipment or to finance any required capital investments or that other sources of funding will be available.  Additionally, there can be no guarantee that any future expansion will not negatively affect earnings.

Future revenue will depend on our ability to increase sales.

We intend to sell our products through numerous means, including direct sales by our employees, through infomercials and through a multi-level marketing program.  We have and will continue to incur increased sales and marketing expenses in building and expanding our sales force, and there can be no assurance that we will generate increased sales as a result of this effort.

Our operating results will be harmed if we are unable to effectively manage and sustain our future growth.

We might not be able to manage our future growth efficiently or profitably.  Our business is unproven on a large scale and actual revenue and operating margins, or revenue and margin growth, may be less than expected.  If we are unable to scale our production capabilities efficiently, we may fail to achieve expected operating margins, which would have a material and adverse effect on our operating results.  Growth may also stress our ability to adequately manage our operations, quality of products, safety and regulatory compliance.  In order to grow, we may be required to obtain additional financing, which may increase our indebtedness or result in dilution to our stockholders. Further, there can be no assurance that we would be able to obtain any additional financing.

Our success depends on our ability to avoid infringing on the intellectual property rights of third parties which could expose us to litigation or commercially unfavorable licensing arrangements.

Our commercial success depends in part on our ability to avoid infringing patents and proprietary rights of third parties.  Third parties may accuse us of employing their proprietary technology in our products, or in the materials or processes used to research or develop our products, without authorization.  Any legal action against us claiming damages and/or seeking to stop our commercial activities relating to the affected products, materials and processes could, in addition to subjecting us to potential liability for damages, require us to obtain a license to continue to utilize the affected materials or processes or to manufacture or market the affected products.  We cannot predict whether we would prevail in any of these actions or whether any license required under any of these patents would be made available on commercially reasonable terms, if at all.  If we are unable to obtain such a license, we may be unable to continue to utilize the affected materials or processes or manufacture or market the affected products or we may be obligated by a court to pay substantial royalties and/or other damages to the patent holder.  Even if we are able to obtain such a license, the terms of such a license could substantially reduce the commercial value of the affected product or products and impair our prospects for profitability.  Accordingly, we cannot predict whether or to what extent the commercial value of the affected product or products or our prospects for profitability may be harmed as a result of any of the liabilities discussed above.  Furthermore, infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management's attention from our core business.  We may be unable to obtain and enforce intellectual property rights to adequately protect our products and related intellectual property.

Our business will become subject to continuing regulatory compliance by the FDA and other authorities which is costly and could result in delays in the commercialization of our products.

Upon completion of the FDA process for our approved drug Escozine for Pets product, we will become subject to extensive regulation by the FDA and potentially other federal governmental agencies and, in some jurisdictions, by state and foreign governmental authorities.  These regulations govern the introduction of new pharmaceuticals even for pets, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of the pharmaceuticals, the maintenance of certain records, the ability to track devices, the reporting of potential problems, and other matters.

Future revenue will depend on our ability to develop new sales channels and there can be no assurance that these efforts will result in significant revenues.

We are heavily dependent on developing sales channels for our products but there can be no assurance that these channels can be developed or that we will continue to be successful in selling our products.  We are engaging in a major initiative to build and further expand our direct sales force, as well as develop infomercial and multi-level marketing sales.  This effort will have significant costs that will be incurred prior to the generation of revenue sufficient to cover these costs.  The costs incurred for these efforts may impact our operating results and there can be no assurance of their effectiveness.  Many of our competitors have well-developed sales channels and it may be difficult for us to break through these competitors to take market share.  If we are unable to develop these sales channels, we may not be able to grow revenue or maintain our current level of revenue generation.

Risks Related to our Stock

There may be fluctuations in our operating results, which will impact our stock price.

Significant annual and quarterly fluctuations in our results of operations may be caused by, among other factors, our volume of revenues, the timing of new product or service announcements, releases by us and our competitors in the marketplace of new products or services, seasonality and general economic conditions.  There can be no assurance that the level of revenues achieved by us in any particular fiscal period will not be significantly lower than in other comparable fiscal periods.  Our expense levels are based, in part, on our expectations as to future revenues.  As a result, if future revenues are below expectations, net income or loss may be disproportionately affected by a reduction in revenues, as any corresponding reduction in expenses may not be proportionate to the reduction in revenues.

Because we became public through a reverse merger, we may not be able to attract the attention of major brokerage firms or certain investors.

There are coverage risks associated with our becoming public through a reverse merger, including, among other things, security analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  In addition, we may not attract the attention of major brokerage firms and certain investors due to the possibility of a low stock price.  We cannot assure you that brokerage firms would want to conduct any public offerings on our behalf in the future.

The market price of our common stock is extremely volatile, which may affect our ability to raise capital in the future and may subject the value of your investment to sudden decreases.

The market price for securities of biotechnology companies, including ours, historically has been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies.  Fluctuations in the trading price or liquidity of our common stock may harm the value of your investment in our common stock.

Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If our future operations or acquisitions are financed through the issuance of equity securities, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock.

We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our current management can exert significant influence over us and make decisions that are not in the best interests of all stockholders.

Our executive officers and directors beneficially own as a group approximately 51.0% of our outstanding shares of common stock.  As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

Our common stock is considered "penny stock" and may be difficult to sell.

The SEC has adopted Rule 3a51-1, which establishes the definition of a "penny stock" for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  The market price of our common stock is less than $5.00 per share and therefore may be designated as a "penny stock" according to SEC rules. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.  In addition, since the Common Stock is currently traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the Common Stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

We could issue "blank check" preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation provides for the authorization to issue up to 50,000,000 shares of "blank check" preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors.  Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders.  The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control.  For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.

Item 1B.  Unresolved Staff Comments

In connection with the acquisition of Petlife Corporation the Securities and Exchange Commission requested that we provide the historical financial statements of the business acquired.  Those financial statements are provided with this Annual Report on Form 10-K and the 8-K filed in connection with the acquisition will be amended concurrently to reflect those financial statements.

Item 2.  Properties

Properties

We presently lease our principal executive offices, located at 433 N. Camden Dr., Beverly Hills, CA 90210.  We believe that our present business property is adequate and suitable to meet our needs until we consummate a business combination.

The PetLife Scorpion Reservation, owned and maintained by our sister company Medolife, is located in a remote hill area approximately 4 hours driving time from Santo Domingo, the capital of the Dominican Republic.  The farm includes approximately 50,000 square meters (12 acres) of land of which 60% is usable for scorpion habitat.  PetLife currently has access to 41,500 scorpions with the potential post funding capacity for up to one million scorpions.  PetLife can currently produce 500,000 units of Escozine for Pets per month.

Strategically, Medolife is looking to increase the size of its Scorpion Reservation in order to allow for a reduction in the scorpion density per population unit as well as build an onsite state of the art laboratory which will also house the scorpion milking center and interior scorpion breeding and habitat to provide production insurance against unanticipated weather / environmental catastrophes.  The reservation will be managed by PetLife specialists including handlers, milkers, biologists and reservation managers.

The sister company, Medolife, has an alliance with Laboratório de Artrópodes, Instituto Butantan in Sao Paolo, Brazil.  Instituto Butanan are experts in the maintenance and breeding of Scorpions.  They have 20 years of experience and are willing to share their experience and methodology of Scorpion maintenance and breeding with PetLife.  They have been using the Scorpion venom effectively for the production of a Scorpion antidote medication.  PetLife will implement their 20 years of experience to ensure an efficient scorpion maintenance and breeding operation.

PetLife also anticipates working with global venom research leaders such as Venomics (a French Government funded research group of companies from five European Union countries) and Venomtech (Specialists in Venom technology) in France, to ensure the latest research is utilized to ensure the most effective results from PetLife’s products.  PetLife will also utilize the results and benefits from other venom based research and approved products; for example, the FDA approved scorpion antidote, Anascorp.

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

PART II

 Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Information

Our common stock trades in the over-the-counter market and is currently quoted on the OTCQB maintained by OTC Markets Group, Inc. under the symbol PTLF.

Below is a table indicating the range of high and low closing price information for the common stock as reported by the OTC Markets Group for the periods listed.  These prices do not necessarily reflect actual transactions.

	High	Low
Through December 12, 2014	$ 1.57	$ 0.01
August 31, 2014	0.03	0.01
May 31, 2014	0.71	0.12
February 28, 2014	0.68	0.12
November 30, 2013	0.90	0.33
August 31, 2013	0.88	0.18
May 31, 2013	1.49	0..45
February 28, 2013	3.75	0.30
November 30, 2012	9.00	2.70
August 31, 2012	606.00	576.00
May 31, 2012	9,000.00	660.00
February 29, 2012	3,000.00	3,000.00
November 30, 2011	3,000.00	3,000.00

Transfer Agent

Our current transfer agent and registrar for our common stock is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, NV 89014.

As of August 31, 2014, there were 120 reported holders of record of our common stock and a total of 58,495,511 shares of Common Stock issued and outstanding.  As of December 12, 2014, we have a total of 60,415,911 shares of Common Stock issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following sets forth information for the equity compensation plans outstanding as of August 31, 2014 (including individual compensation arrangements) under which shares of our common stock are authorized for issuance:

Equity Compensation Plan Information

Number of securities
	to be issued upon	Weighted average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance as of
Plan Category	warrants and rights	warrants and rights	August 31, 2014

Equity compensation plans approved by security holders:	-	-	-

Equity compensation plans not approved by security holders:	-	-	-

2011 Incentive Stock Option Plan	-	-	-

Item 6. Selected Financial Data.

Not required by smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of Petlife Pharmaceuticals, Inc., formerly Clear TV Ventures, Inc. (the “Company”).

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as from September 1, 2011 through August 31, 2014. It consists of the following subsections:

·

“Introduction and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for fiscal 2015;

·

“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

·

“Results of Operations and Comparison”,” which sets forth an analysis of the operating results for the last two fiscal years

·

Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and/or because they require difficult, subjective or complex judgments by our management;

·

“Recent Accounting Pronouncements and Developments,” which summarizes recently published authoritative accounting guidance, how it might apply to us and how it might affect our future results.

This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this annual report.

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2015 Fiscal Year.  The discussion also summarizes the results of our operations for the period from September 1, 2011 through August 31, 2014.

Merger Agreements

On May 27, 2011, the Company, formerly known as Modern Renewable Technologies, Inc., (“Modern”), a Nevada Corporation, merged with Eco Ventures Group, Inc. (“Eco Ventures - Florida”), a privately held company formed on November 9, 2010 (date of inception) under the laws of the State of Florida (the “Merger  Agreement”  or  the “Merger”).  Under the terms of the Merger Agreement, shareholders of Eco Ventures - Florida exchanged an aggregate of seventy percent (70%) of Eco Ventures – Florida’s issued and outstanding capital stock in exchange for 1,537,500 (which does not reflect the Company’s 1 for 20 exchange in July 2014) (including 125,000 shares issued to consultants and 95,000 shares issued to officers) restricted shares of Modern’s authorized but unissued capital stock. The Merger was consummated on June 1, 2011.

In connection with the Merger, Modern changed its name to Eco Ventures Group, Inc. (“Eco Ventures – Nevada” or the “Registrant”).  The transaction was accounted for in substance as a reverse acquisition of the Registrant by Eco Ventures– Florida since the stockholders of Eco Ventures – Florida owned a majority of the Registrant’s voting power immediately following the Merger Transaction and Eco Ventures – Florida’s management has assumed operational, management and governance control.  For accounting purposes, Eco Ventures – Florida was the accounting acquirer and or the surviving entity.  Accordingly, the historical financial statements are those of Eco Ventures – Florida, the accounting acquirer, immediately following the consummation of the reverse merger.

On or about April 18, 2014, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with Petlife Corporation, a Delaware corporation (“Petlife”) and the shareholders of Petlife Corporation (the “Shareholders”) for the exchange of all of the issued and outstanding shares of Petlife. Effective at the Closing on August 12, 2014, these shares of Petlife were exchanged for approximately 47,000,000 fully paid non-assessable shares of the Company reflecting approximately 80% of the issued and outstanding shares of the Company and acquisition of all assets and liabilities of Petlife Corporation and was valued equated to the net assets of Petlife Corporation as of the date of the acquisition. The merger was accounted for as a change of control.

On June 26, 2014, Eco Ventures Group, Inc. entered into an Agreement and Plan of Merger with its subsidiary, PetLife Pharmaceuticals, Inc., a Nevada Corporation, with PetLife Pharmaceuticals, Inc. being the surviving entity.  As part of that merger, the name of the Company was changed to PetLife Pharmaceuticals, Inc. and each 20 shares of our common stock were exchanged for one share in the surviving company.  Effective August 12, 2014 we completed the closing of the Share Exchange Agreement and the acquisition of Petlife and changed our name to Petlife Pharmaceuticals, Inc.

Plan of Operations

From September 1, 2011 through August 31, 2013, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.

After our merger with our subsidiary Petlife Pharmaceuticals, Inc. and the change in our business, we will be developing neutraceuticals and FDA approved prescription drugs for veterinary use for retail sales and distribution throughout the world.

About Petlife Pharmaceuticals, Inc.

PetLife Pharmaceuticals, Inc. (PetLife) has developed and is launching a new generation of potentiated veterinary cancer medications and nutraceuticals, based on the same patented formula “Escozine” and production processes that have been scientifically proven as an effective treatment for cancer in humans for years. Escozine (for humans) is currently sold as either a nutraceutical or prescription drug in 40 countries including the United States.

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

Results of Operations

Year ended August 31, 2014 compared to year ended August 31, 2013

Net loss

We incurred a net loss of $2,158,003 for the year ended August 31, 2014 as compared to the net loss we incurred for the year ended August 31, 2013 of $1,622,269.  This reflects a one-time expense of $1,075,840 on cancellation of indebtedness which will not recur/

Operating expenses

For the year ended August 31, 2014 we incurred $883,277 in operating expenses as compared to $221,516 in operating expenses we incurred for the prior year.  Operating expenses for the year ended August 31, 2014 increased by $661,761 due to the commencement of operations of our PetLife products business.

General and administrative

For the year ended August 31, 2014, general and administrative costs were $188,782 as compared to $692,386 that we incurred in the previous year.  General and administrative costs for fiscal 2013 were primarily comprised of costs associated with starting operations and related salaries, overhead and travel expenses.  As part of our general and administrative expenses, we incurred stock based compensation (non-cash) of $0 and $305,557, for services rendered during the fiscal year ended August 31, 2014 and 2013, respectively.

Loss from Operations

For the year ended August 31, 2014 we incurred a loss from operations of $2,147,899 as compared to the operating loss we incurred for the year ended August 31, 2013 of $1,680,269.

Other income (expense) -- Gain on forgiveness of debt.

During the year ended August 31, 2013, we recognized a net gain on the forgiveness of debt from a vendor totaling $166,142.  During the year ended August 31, 2014, we recognized a net gain on cancellation of indebtedness of $1,075,840.  These were related to our share exchange with Petlife Corporation and the termination of obligations of the prior business of the Company.

Interest expense

For the year ended August 31, 2014, we incurred $10,104 in interest expense on demand notes issued in settlement of expenses paid on the Company's behalf and working capital provided as compared to $108,142 that we incurred during the previous year.

Liquidity and Capital Resources

Since November 9, 2010 (date of inception), we have been in the development stage and received no revenue from business operations through August 31, 2013.  During the fiscal year ended August 31, 2014 we received $0 in revenue through sales of our PetLife products.  We have consequently relied on funds received in connection with our equity and debt offerings to finance our ongoing operations.  We have experienced net losses since inception, and we expect we will continue to incur losses for the next year.  As of the date of this filing, we do not have any available external source of funds.  We require additional capital in the near term to maintain our current operations.  Although we are actively seeking additional equity and debt financing, such financing may not be available on acceptable terms, if at all.

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

We currently have cash on hand of $6,852. Accordingly, we do not have sufficient cash resources or current assets to pay our obligations, and we have been meeting many of our obligations through the issuance of our common stock to our employees, consultants and advisors as payment for goods and services. Considering the foregoing, we are dependent on additional financing to continue our operations. Our significant capital requirements for the foreseeable future include development and operational costs, and our corporate overhead expenses.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,219,798 for the year ended August 31, 2014, as compared to net cash used of $137,097 in prior year’s operating activities. The increase was primarily due to the commencement of our PetLife business in 2014 as compared to the nominal activity incurred in 2013.

Net Cash Used in Investing Activities

We had no investing activities during the year ended August 31, 2014 and 2013

Net Cash Provided by Financing Activities

During the year ended August 31, 2014, we received net cash provided by financing activities totally $2,226,650, reflecting principally $1,713,904 proceeds from additional paid in capital related to our share issuance and acquisition, $251,629 from capital, $186,800 in prepaid capital contributions,  $290,505 in proceeds and advances from related parties, and $138,026 in proceeds from notes payable,

During the year ended August 31, 2013, we received net cash provided by financing activities totaling $137,030 of which $30,000 was from the issuance of 85,710 shares of our common stock to an officer, $7,030 in advances from a related party and $100,000 from an unrelated third party evidenced by a promissory note.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company is a development stage entity, has not established any sources of revenue to cover its operating expenses from November 9, 2010 (date of inception) through August 31, 2014.   In addition, the Company has incurred deficit accumulated during development stage of $4,277,951 and used $137,097 in cash for operating activities for the year ended August 31, 2014.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  For the fiscal years ended August 31, 2014 and 2013, respectively, the Company recognized an impairment loss of $0 and $766,367. The impairment loss represents the excess of the carrying amounts of the Company’s property and equipment over their fair value, which was determined on the basis of their liquidation value of the related assets.  The Company was significantly behind in paying its rent on its Florida Facilities.  On March 31, 2013, the landlord, a related party, waived all past due rents and released the Company from any further obligation under the lease.  The Company credited to equity all accrued past due rent totaling $386,255 during the year ended August 31, 2013.

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

As of August 31, 2014, the Company did not have any issued or outstanding stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.  The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred costs of $165,800 for research and development expenses from November 9, 2010 (date of inception) through August 31, 2014.

Reliance on Key Personnel and Consultants

The Company has eleven full-time employees, three of which are executive officers.    Additionally, the Company has consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

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

Recent Accounting Pronouncements

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810,

Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending August 31, 2015 and the Company will continue to assess the impact on its consolidated financial statements.

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

Item 8.   Financial Statements and Supplementary Data

* To be added by amendment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 16, 2011 (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM ”) as its independent registered public accounting firm for the Company’s fiscal year ended August 31, 2011.  RBSM remains the Company’s independent registered public accounting firm.  The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.  During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with RBSM regarding either:

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2014, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2014 as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2014.  Our Chief Executive Officer and President/Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff.  We believe that this is typical in most exploration stage companies.  We may not be able to fully remediate the material weakness until we commence significant sales of our PetLife products at which time we would expect to hire more staff.  We will continue to monitor and assess the costs and benefits of additional staffing.

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2014 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP.  Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the period from November 9, 2010 (date of inception) through August 31, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

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

There were no significant changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Identify Directors and Executive Officers

Executive Officers and Directors

The following table sets forth information regarding the Company's executive officers and directors.  There is no agreement or understanding between the Company and each current or proposed director or executive officer pursuant to which he was selected as an officer or director.

Name

Age

Position

Arthur G. Mikaelian

52

Chief Executive Officer and Director

Bruce Niswander

61

Chief Financial Officer

Vivek Ramana

56

Chief Medical Officer

Sebastian Serrell-Watts

49

Executive Vice President, Secretary and Director

Arthur G. Mikaelian.  For the past 20 years Dr. Mikaelian has been independently actively studying stress hormones (cortisol, epinephrine), master gene (ATF3) and their indirect influences on cancer cell activity and tumor progression.  His initial findings quickly led him to the innovative creation of a new generation of nutraceuticals and pharmaceutical drugs, as well as expanding his interests in cancer and oncology.

One of Dr. Mikaelian’s greatest scientific contributions and ground-breaking inventions is his Polarization technology which targets key elements in the main ingredients of medications, leading to the intensification of potency of liquid or solid compounds, which substantially increases their therapeutic effectiveness.   Dr. Mikaelian’s polarization technology has been awarded U.S. Patent 8,097,284 B2 as it pertains to Polarized Scorpion Venom solution and the method for making it.

Dr. Mikaelian’s technical education began at the 2nd Medical Institute of Moscow and continued at the Vernadsky University of Biosphere Knowledge in Moscow, where he earned his doctorate in Biological Psychology; he then went on to complete his post-doctorate work at Vernadsky University.  He also earned an MBA from the University of Bologna, located in Italy.

Bruce Niswander.  Mr. Bruce Niswander has had over 30 years of experience in commercializing new, entrepreneurial ventures, and was previously working as Director of Economic Development Initiatives with United Nations affiliate, South-South Corporation.  During that association he also created and managed the Global Business Incubator (GBI).  Prior to Mr. Niswander’s work with the United Nations and GBI he spent six years on the faculty of New York University teaching Technology Entrepreneurship, Entrepreneurial Finance and Managing Intellectual Property.  While at the University, Mr. Niswander also served as the director of Technology Transfer and created and served as the on-going manager of 3 very successful business incubators in partnership with NYC Mayor Michael Bloomberg.  Prior to moving to New York City he personally created and commercialized six distinct entrepreneurial start-ups.  He also functioned as the Manager of Entrepreneurial Initiatives for Battelle Memorial Institute (the largest independent research institute in the world).

Mr. Niswander studied chemical engineering at the University of Cincinnati, holds a bachelor’s degree in finance (Summa Cum Laude), a Master’s degree in Business Administration (MBA) and a juris doctor (JD) – from Ohio State University.  He has also successfully passed all of the requirements for the designation of Certified Financial Analyst (CFA).

Vivek Ramana.  Prior to joining PetLife, Dr. Ramana served as Senior Safety Medical Officer/Senior Medical Director for Ambit Biosciences.  In 2008 - 2009, Dr. Ramana served as Senior Medical Director/Therapeutic Area Lead for US Astellas.  From 2006 to 2008 he was Chief Medical Officer and President for AdPharma.  From 2003 to 2006, he served as Vice President, Medical Services at Ovation Pharmaceuticals. During the early part of Dr. Ramana’s career, from 1984 to 2003, Dr. Ramana served as Medical Director of R&D for Pharmaceutical Clinical Research, Inc., which involved joint ventures with BMS, Pfizer, Schering Plough, and Astra Zeneca. .

Dr. Ramana received his medical degree from the University of Belgrade, Serbia and specialized in Radiation Oncology and Clinical Pathology. Post Graduate studies in Molecular Immunology, Genetics and Molecular Biology from University of New Haven, CT; Post-Doctoral Studies in Clinical Pharmacology, Drug Research & Development and Regulation from TUFTS University in Boston.

Sebastian Serrell-Watts.  Mr. Serrell-Watts has diverse experience in operations, healthcare, and the financial industry, with tenures at firms such as Merrill Lynch and Kovack Securities.  He is also experienced in corporate operations, management, sales and distribution.  He was educated in England and at the University of Southern California.

Family Relationships

There are no family relationships among the Company's existing or incoming directors or officers.

Board and Director Independence

The Company utilizes the definition of "independent" set forth in the listing standards of The NASDAQ Stock Market, LLC ("Nasdaq").  Currently, the Company believes that none of its directors would be considered independent.  As discussed below, the Company currently does not have a standing audit committee, compensation committee or nominating committee or any other standing committees.

Corporate Governance

The entire board of directors serves as the audit committee.  The board presently does not have an "audit committee financial expert," as such term is defined under the securities laws.  The board does not believe it is necessary to have a financial expert, given the early stage of the Company's commercial operations and limited financial resources and activities.  The Company believes that none of its directors would be considered "independent," applying the Nasdaq listing standards for independence for members of an audit committee.

The Company is not required to have and does not have a compensation committee.  The Company does not believe it is necessary for the board of directors to appoint a compensation committee because the volume of compensation matters that will come before the board for consideration permits the entire board to give sufficient time and attention to such matters to be involved in all decision making.  The Company has not paid any compensation to its executive officers or directors in the last two fiscal years.  The entire board participates in consideration of executive officer and director compensation.  The Company expects that the board will make all decisions regarding executive officer compensation. The board will consider the recommendations of the Chief Executive Officer when determining compensation for the other executive officers.  The Chief Executive Officer will have no role in determining his own compensation.  The Company has not paid any fee to or otherwise engaged any compensation consultants.

The Company also is not required to have and does not have a nominating committee.  Given the limited scope of the Company's operations, the board believes appointing a nominating committee would be premature and of little assistance until the Company's business operations are at a more advanced level.

The Company does not have a written policy or formal procedural requirements for stockholders to submit recommendations for director nominations.  However, the board will consider recommendations from stockholders.  Stockholders should communicate nominee suggestions directly to the board and accompany the recommendation with biographical details and a statement of support for the nominee.  The suggested nominee must also provide a statement of consent to being considered for nomination.

The entire board of directors decides on nominees.  The board reviews any written information provided with respect to the candidates and interviews the candidates.  Although there are no formal criteria for nominees, the board believes that persons should be actively engaged in business endeavors, have a financial background, be familiar with acquisition strategies and money management and be able to promote a diversity of views based on the person's education, experience and professional employment.  Based on the information gathered, the board then makes a decision on whether to recommend the candidates as nominees for director.  The committee does not distinguish among nominees recommended by stockholders and other persons.  The Company does not pay any fee to or otherwise engage any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.  Though the committee does not have specific guidelines on diversity, it is one of many criteria considered by the board when evaluating candidates.

Significant Employees

We have no significant employees other than our chief executive officer and chief financial officer.

Board Meetings

During the fiscal year ended August 31, 2014, we had two directors.  During the year fiscal year ended August 31, 2014, the Board held one meeting and has taken numerous actions by unanimous written consent.

Shareholder Communications

We do not have a formal shareholder communications process.  Shareholders are welcome to communicate with the Company by forwarding correspondence to Petlife Pharmaceuticals, Inc., 433 N Camden Drive, Beverly Hills, CA 90210, Attn.: Shareholder Relations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of the

Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the SEC.  To our knowledge, during the fiscal year ended August 31, 2014, based solely on a review of such materials as are required by the SEC, all required reporting is current and accurate.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes all compensation recorded by us in the period for the two years ended August 31, 2014 for our named executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compens-ation	Nonquali-fied Deferred Compens-ation Earnings	All other Compensation	Total

Arthur G. Mikaelian, CEO	2014			40,000

Sebastian Serrell-Watts, CFO	2014			32,000

Bruce Niswander, CFO	2014			10,400 (1)

Vivek Ramana, CMO	2014			(2)

Randall Lanham,	2013	$-	$-	$2,274	$-	$-	$-	$-	$2,274
Former CEO (3)
	2014	-	$-	$-	$-	$-	$-	$-	$-

Paul Smith,	2011	25,000	-	122,709	-	-	-	-	147,709
Ex-President
and CFO (4)	2012	150,000	-	64,926	-	-	-	-	214,926

Mark Cox,	2012	-	-	$122,500	-	-	-	-	$122,500
Ex-President and CFO (5)

(1)

Mr. Niswander will accrue 14,000 shares per month until the Company is funded in lieu of compensation.  These shares have not been issued as of the date hereof.

(2)

Mr. Ramana will accrue 14,000 shares per month until the Company is funded in lieu of compensation.  These shares have not been issued as of the date hereof.

(3)

During the year ended August 31, 2013, 237,435 shares of the Company’s common stocks were issued to Mr. Lanham valued at average of the closing market price during the month for which stocks are awarded totaling to $2,274 vested as set forth in Mr. Lanham’s Employment Agreement.

(4)

Representing a total of 47,500 as Founder’s Shares valued at $0.8 per Share, we also issued 47,500 shares to be equally vested in next 36 months.  In 2011, 2,639 shares were vested which was valued at average closing market price during the months for which stocks were vested totaling to $84,709.  During the year ended August 31, 2012 15,833 stocks were valued at average of the closing market price during the month for which stocks are awarded totaling to $64,926 vested as set forth in their Employment Agreements.  Paul Smith resigned as of September 10, 2012.

(5)

Mark Cox was appointed on August 7, 2012 and 125,000 shares eligible on signing of his employment agreement valued at $0.98. The amended agreement stated that the effective date of appointment as September 10, 2012 but the stock award of 125,000 restricted shares shall remain earned as of August 7, 2012.  Mr. Cox resigned as an officer of the Company.

Executive Employment Agreements

We currently have no employment agreements with any officers or directors or significant employees.

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

Unless terminated earlier by the Board, the 2011 Plan will expire on December 31, 2021.  As of August 31, 2014 there are no outstanding options under the 2011 Plan, and no shares of Common Stock has been issued under the 2011 Plan.

Outstanding Equity Awards at Fiscal Year-end

There we no outstanding equity awards for our Executive officers in the period from November 9, 2010 (date of inception) through August 31, 2014.

Stock Option Exercised

There were no stock options exercised on common shares in the period from November 9, 2010 (date of inception) through August 31, 2014.

Expense Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

Retirement Plans and Benefits.

None.

Director Compensation

The following table summarizes all director compensation for our Executive officers in the most recent fiscal year ended August 31, 2014 and for the previous fiscal year ended August 31, 2013.  No compensation was paid in either fiscal year due to lack of operating funds.  There are no other standard compensation arrangements in place and all directors are treated equally with respect to any compensation.

		Fees earned or	Stock	Option	Total
Name	Year	paid in cash ($)	awards ($)	awards ($)	($)

Arthur G. Mikaelian	2014	—	40,000	—	—
Sebastian Serrell-Watts	2014	—	32,000	—	—
Randall Lanham	2013	—	—	—	—

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 12, 2014, by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group. Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. The shares of capital stock listed reflect the exchange of 1 share for every 20 shares of common stock effective August 12, 2014, and reflect a total of 60,430,911 shares issued and outstanding as of December 12, 2014.

The business address of each individual or entity is c/o PetLife Pharmaceuticals, Inc., 433 N. Camden Dr., Beverly Hills, CA  90210.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock
Common Stock	Dr. Arthur Grant Mikaelian (2)	26,754,940	44.2%
Common Stock	Sebastian Serrell-Watts (2)	3,000,000	5.0%
Common Stock	Bruce Niswander (2)	150,000	0.2%
Common Stock	Vivek Ramana (2)	150,000	0.2%
Common Stock	Elite International Partners, Inc., 8233 Roxbury, Los Angeles, CA 90069	5,615,944	9.3%
Common Stock	All officers and directors (4 persons) (2)	30,054,940	49.7%

(1)

All shares are owned directly.

(2)

Officer and director.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Dr. Arthur Mikaelian, our President and Chief Executive Officer, is also the President and CEO of Medolife Corp., a company with the rights to the non-veterinary uses of Polarized Blue Scorpion venom in their product Escozine.  Dr. Mikaelian is also President and Chief Executive Officer of our wholly-owned operating subsidiary Petlife Corporation.

The scorpion reservation that we use is owned by Medolife.  We will enter into a definitive agreement with Medolife for our utilization of that reservation in the manufacture and preparation of our products.

Most of our current employees, including without limitation all employees who are engaged in research and development, are also employed or otherwise work for Medolife Corporation.

We have borrowed funds (See Note 6 and 8 to the Consolidated Financial Statements), from related parties. In connection with the borrowings, we have executed unsecured promissory notes (“Notes”) to related parties which are due on demand and carry interest rate of 8% per annum. These Notes are in the amounts of $138,026 payable to Central Florida Resources Group, Inc. The Notes also provide that we pay collection costs and attorney fees if the Notes are not paid when due.

During the twelve months ended August 31, 2014, the Company issued 2,897,240 shares valued at $556,270 to settle $178,650 notes payable and accrued interest and recorded a loss on settlement of debt of $377,620.

In addition, our Chief Executive Officer, President/Chief Financial Officer and a principal shareholder have advanced funds of $0 and $290,506 as of August 31, 2014 and 2013, respectively to the Company for travel and working capital purposes. There are no formal repayment terms or arrangements for these advances and are due on demand. Central Florida Resources Group has advanced a total of $232,718 as of August 31, 2013 already included in $290,506. Also, as per employment agreement, the Company charged to operations salary expenses to former CEO and President of $0 and $150,000 for the years ended August 31, 2014 and 2013, respectively.

During the twelve months ended August 31, 2014, the Company issued 5,234,630 shares valued at $1,005,049 to settle $304,655 advances and recorded a loss on settlement of debt of $700,393.

Item 14. Principal Accountant Fees and Services

RBSM LLP (“RBSM”) has served as our independent registered public accounting firm since August 16, 2011.

The following table sets forth fees billed to us by RBSM during the fiscal years ended August 31, 2014 and 2013 for: (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	Fiscal Years Ended
	August 31, 2014	August 31, 2013
Audit Fees (1)	$21,500	$32,500
Audit Related Fees (2)	-	-
Tax Fess (3)	-	-
All Other Fees (4)	-	-
	$21,500	$32,500

(1) Audit Fees

Audit fees include fees incurred for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for the two years ended August 31, 2014 and for the reviews of the quarterly interim consolidated financial statements included in the Company’s Forms 10-Q for the fiscal years ended August 31, 2014 and 2013 and services rendered to issue consents required in certain of the Company’s registration statements. RBSM has billed us $21,500 and $32,500 for audit fees incurred during the fiscal years ended August 31, 2014 and 2013, respectively.

(2) Audit-Related Fees

RBSM billed did not bill us for any audit-related fees during the fiscal years ended August 31, 2014 or 2013.

(3) Tax Fees

No fees of this sort were billed by RBSM during the period from November 9, 2010 (date of inception) through August 31, 2014.

(4) All Other Fees

No fees of this sort were billed by RBSM during the period from November 9, 2010 (date of inception) through August 31, 2014.

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

Petlife Pharmaceuticals, Inc.
December 15, 2014
	By:	/s/ Arthur G. Mikaelian
Arthur G. Mikaelian
Chief Executive Officer, Director
December 15, 2014
	By:	/s/ Sebastian Serrell-Watts
Sebastian Serrell-Watts
Chief Financial & Principal Accounting Officer, Director

EXHIBIT INDEX

Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of June 26, 2014 between Eco Ventures Group, Inc. and PetLife Pharmaceuticals, Inc. (i)
3.2	Bylaws
10.1	Reorganization Agreement dated as of April 28, 2014 by and between Eco Ventures Group, Inc. and PetLife Corporation (i)
10.2	Patent License Agreement dated as of August 1, 2014 between Arthur Grant Mikaelian and Petlife Pharmaceuticals, Inc. (i)
10.3	Manufacturing Agreement dated as of May 8, 2014 between Petlife Corporation and Samson Pharmaceuticals, Inc. (i)
31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer
31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer
32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer and Chief Financial Officer
101	Interactive data files

(i) Incorporated herein by reference to the Company’s Periodic Report on Form 8-K filed on April 8, 2014.

PETLIFE PHARMACEUTICALS, INC.

(formerly Clear TV Ventures, Inc.)

(A Development Stage Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm*	F-2

Consolidated Balance Sheets as of August 31, 2014 and 2012*	F-3

Consolidated Statements of Operations for the year ended August 31, 2014 and 2013 , and for the period from November 9, 2010 (date of inception) through August 31, 2014*	F-4

Consolidated Statement of (Deficit) Equity for the period from November 9, 2010 (date of inception) through August 31, 2014*	F-5 – F-6

Consolidated Statements of Cash Flows for the year ended August 31, 2014 and 2013, and for the period from November 9, 2010 (date of inception) through August 31, 2014. *	F-7

Notes to Consolidated Financial Statements*	F-8 – F-19

* To be added by amendment