Form 10-K/A
period 2014-08-31
PetLife Pharmaceuticals, Inc.
filed 2015-12-31
CIK 1354591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 31, 2015, there were 62,403,911 shares of registrant’s common stock issued and outstanding.

This document amends our previously filed Form 10-K to include financial statements for the period ended August 31, 2014. The document (including information incorporated herein by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting PetLife Pharmaceuticals, Inc. (Formerly Clear TV Ventures, Inc. and formerly Eco Ventures Group, Inc.)

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, including, without limitation, in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Result of Operations,” and elsewhere. Any and all statements contained in this Current Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Annual Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), (iv) our beliefs regarding potential clinical and other health benefits of our PetLife products, and (v) the assumptions underlying or relating to any statement described in points (i), (ii), (iii) or (iv) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time and resources associated with the development of our products and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of our business and the healthcare industry, the results of clinical studies or trials, lack of product diversification, volatility in the price of our raw materials, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Annual Report appears in the section captioned “Risk Factors” and elsewhere in this Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Annual Report to reflect any new information or future events or circumstances or otherwise.

Readers should read this Annual Report in conjunction with the discussion under the caption “Risk Factors,” our financial statements and the related notes thereto in this Annual Report, and other documents which we may file from time to time with the SEC.

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

Historical Company Information

We were incorporated on April 5, 2002 under the laws of the State of Nevada as “Aztek Ventures Inc.” Effective November 13, 2007, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” Effective April 21, 2008, we amended our Articles of Incorporation to change our name from “Genesis Uranium Corp.” to “Vault Technology Inc.” to reflect the change in our business focus beyond solely that of uranium exploration. Effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Vault Technology, Inc.” to “Modern Renewable Technologies, Inc.” (“Modern”). On May 27, 2011, Modern, merged with Eco.

Ventures Group, Inc., and the name of the Company was changed to Eco Ventures Group, Inc. On July 15, 2013, the Company entered into an Agreement and Plan of Merger with Clear TV Ventures, Inc. Under the terms of the merger, Clear TV became the surviving corporation. On June 26, 2014, Eco Ventures Group, Inc. entered into an Agreement and Plan of Merger with its subsidiary, PetLife Pharmaceuticals, Inc., a Nevada Corporation, with PetLife Pharmaceuticals, Inc. being the surviving entity. As part of that merger, the name of the Company was changed to PetLife Pharmaceuticals, Inc. and each 15 shares of our common stock were exchanged for one share in the surviving company.

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

The Company’s products have been demonstrated as a preventative and a treatment of cancer, and to dramatically improve the quality of life, and extend the longevity of pets with cancer — without the painful, debilitating side effects of toxic, conventional chemotherapy.

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

At the molecular level, the cancer cells of humans, cats and dogs are quite similar. With respected scientific research (UCSD and others) establishing Escozine as an effective potential solution for pets, we have licensed the rights to use Medolife’s patented formula and manufacturing process to launch “Escozine for Pets™” — a line of over-the-counter nutraceuticals, infused dog and cat ‘treats’ and prescription strength pharmaceuticals for pets.

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

Concurrently, PetLife plans to apply to the FDA in the second quarter of 2016 for approval of prescription strength versions for Pets, including orally and intravenously administered as well as a version for direct administration into cancerous tumors. Although there can be no assurance the FDA will work this quickly, the Company anticipates FDA approval of its prescription strength products in the second half of 2016, and intends to roll out those products shortly thereafter.

The Company has a developed a sophisticated, multi-channel marketing strategy that includes direct sales, retail, veterinarian vertical market, affiliate sales and infomercials.

Business Strategy

● Initially, enter the market with an oral nutraceutical version of Escozine for Pets™ with a focus on the oncology needs of dogs and cats.

● Raise capital through traditional means, including through private placement of securities, public offerings or bank financings.

● Apply for FDA approval of the Caribbean Blue Scorpion animal pharmaceutical drug, Escozine for Pets GNP-1, for cancer treatment, a prescription strength oral pharmaceutical as well as a concentrated intravenous and injectable version for direct administration to a tumor.

● Concurrently develop edible dog and cat treats that are infused with the Escozine active ingredients that deliver preventative benefits for both dogs and cats.

● Develop a line of nutraceuticals and drugs in the second half of 2016 for livestock, based on the same molecule and patented production process to prevent disease, to lower the industry’s reliance on antibiotics, and to improve the quality and confidence in the livestock products sold around the world.

The Company’s Escozine Product

Escozine™ was originally developed and commercialized by Medolife, Corp. in 2007. Until 2007, this natural medicine has only been available in Cuba, where it is known as Escozul, or its more diluted homeopathic version called Vidatox. The founder of Medolife holds through a trust the exclusive patent license, (United States patent # 8,097,284 B2) of the bioactive peptide and polarization technology used to make the Polarized Dilute Blue Scorpion Venom. Escozine™, is registered and certified for oncological treatment by the Minister of Health in the Dominican Republic. Escozine™ is currently registered and distributed in six countries (Dominican Republic, Vietnam, Russia, Belarus, Nigeria and Kazakhstan).

Studies show that the patented polarization technique (US Patent # 8097284 B2) increases the delivery of the scorpion venom into cancer cells which amplifies the effectiveness of Escozine™ dramatically compared to Cuban products Escozul or Vidatox. PetLife’s Chief Executive officer, Dr. Mikaelian, is currently the only scientist who has completed all research and the development process and has attained the legal registration to commercialize Blue Scorpion venom derived products under the name of Escozine. The product, Escozul, is not produced or sold by Medolife or PetLife and neither Medolife nor PetLife rely on this product in any way. Medolife has its own independent source of Blue Scorpion venom in the Dominican Republic and has established the world’s first Scorpion reservation which is 50,000 square meters and can produce millions of doses to meet global demand. Products are currently sold direct, through online marketing to over 40 countries, as well as to six countries where the product has been registered (Dominican Republic, Vietnam, Russia, Belarus, Nigeria and Kazakhstan). In 2014, Medolife granted an exclusive global license for production, marketing and sales to PetLife, for all applications of Escozine for Pets, including the nutraceutical and FDA approved versions.

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

●	Reduces pain.

●	Enhances the recipient’s immune-system.

●	Reduces cancerous cell multiplication.

●	Inhibits new blood vessels formation form pre-existing cancerous cells. (Angiogenesis)

●	Improves quality of sleep.

●	Reduces inflammation.

●	Dramatically reduces the painful side-effects of chemotherapy and radiation treatment.

●	Improves appetite

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

PetLife anticipates developing the following products for the cancer preventative products:

●	Escotreat – a natural pet treat preventative

●	Escotab – a natural daily pet preventative tablet

●	Zine Pet Foods –natural preventative foods

Escozine for Pets has a universal effect on different cancer types. With inexpensive modifications, PetLife can create cancer specific products that may increase sales. The following are the top veterinary cancer types that PetLife intends to target:

●	Lymphoma or Lymph sarcoma

●	Hemangiosarcoma

●	Osteosarcoma

●	Mast Cell Tumor

●	Melanoma

●	Squamous Cell Carcinoma

●	Mammary Carcinoma

●	Apocrine Gland Carcinoma (Anal Sac)

●	Transitional Cell Carcinoma

●	Soft Tissue Sarcoma

●	Lymphoma

●	Squamous carcinoma

●	Fibrosarcoma

●	Lung tumors

●	Brain tumors

●	Nasal tumors

●	Liver tumors

When surgery is difficult to perform, PetLife has designed three products for differentiated intake protocols for home and veterinary usage.

● Oral / Rectal - Home oral and rectal administration of the Escozine for Pets liquid makes the animal easy to treat. The solution is colorless and odorless and can be administered through a droplet or enema. This is an effective tool which clients can use in the convenience of their home.

● Patch - A patch can be used at home and positioned in the area of the tumor for effective, targeted treatment.

● Injectable - Escozine can be used by veterinarians to directly inject the product into the tumor for effective, targeted high dose treatments. This will increase sales with vets who will have an effective in clinic, targeted product will require clients to bring their pets into the vet clinic for treatment.

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

PetLife intends to also develop products for pets in the following areas:

● Arthritis: Arthritis (or osteoarthritis) is a slowly progressive, degenerative disease of the joints for which there is no cure. However, Escozine for Pets can help to prevent, delay, and manage arthritis in dogs or cats. Arthritis affects 1 in 5 dogs over the age of 7 and over 90% of geriatric cats have arthritis; currently 12 million cats have arthritis.

● Hepatitis: As with humans, Hepatitis in dogs and cats affects the liver. This contagious disease includes symptoms such as fever, vomiting and diarrhea accompanied by abdominal pain. Furthermore, Hepatitis may lead to kidney damage. Approximately, 12% of dogs and 40% of cats get Hepatitis.

● Lyme disease: Lyme disease is a dangerous bacterial disease that can cause irreversible damage to a companion animal’s health. About 5% of dogs contract Lyme disease while the statistics for cats is nominal.

The anticipated products in development in these areas are:

●	Escozine for Pets™ Arthritis

●	Escozine for Pets™ Hepatitis

●	Escozine for Pets™ Lyme

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

The current focus of the Company’s market is veterinary oncology, a branch of veterinary medicine whose emphasis is dealing with cancer diagnosis and treatment in animals, especially companion animals. Over the years, the number of animals dying of cancer has increased. For example, approximately 45% of dogs aged ten years and above die of cancer. Part of PetLife’s product expansion will include an injectable version that will focus on decreasing and eliminating tumors that are accessible to direct injection.

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

Currently, apart from surgery which carries its own risks for older pets, the preponderance of treatment for dogs and cats with cancer is simply the same, drastically expensive (most pets do not have medical insurance), toxic chemotherapy drugs developed for humans — scaled down in dosage by the pet’s weight — with many of the same side effects such as nausea, diarrhea, lost appetite, cachexia (“wasting” loss of muscle and fat tissues) headache, hair loss, liver and kidney toxicity and susceptibility to opportune infections.

Direct Sales

PetLife has lined up key team members to execute a traditional, multichannel marketing campaign. This campaign, composed of the traditional five “P” marketing mix will include:

● Product – PetLife will capitalize on the proprietary nature of their primary product offering, Escozine for Pets™. PetLife will sell Escozine for Pets™ to veterinarians using multiple respected veterinarian centers of influence to promote the product. PetLife will also sell directly to pet owners through online and brick and mortar establishments; this will be achieved using a well-connected sales force to market to both distributors and direct to retail outlets.

● Physical attributes – a newly redesigned bottle has been approved.• Place or distribution – the Company will configure its corporate structure to accommodate the most efficient global supply chain, production and distribution through regional sales centers. PetLife representatives will manage the supply chain, local final production (as required) and distribution.

● Promotion – direct to vet, direct to consumer, direct to wholesaler; there will also be trade shows, direct vet outreach and online webinars. PetLife will also implement an aggressive online marketing campaign to drive sales in the United States and key international markets using:

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

● Media – the Company will engage a top notch boutique public relations firm to generate media coverage for its products in general news, family, pet and veterinarian publications, e-zines, videos and the blogosphere to communicate Escozine for Pets™ features and benefits to consumers.

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

Multi-level Marketing

PetLife has partnered with a multi-level marketing (MLM) platform in order to drive sales. This MLM partner will utilize a sales force, who will be compensated not only for sales they personally generate, but also for the sales of the other salespeople that they recruit. This recruited sales force is referred to as the participant’s “downline”, and can provide multiple levels of compensation. Independent distributors develop their organizations by either building an active consumer network, who buy direct from the company, or by recruiting a downline of independent distributors who also build a consumer network base, thereby expanding the overall organization. Essentially, salesmen become independent distributors. They operate as contractors. PetLife sees three major benefits from the use of multi-level marketing: (1) PetLife will develop a large sales force without the expense of full time employees, (2) PetLife will experience a decrease in direct sale and marketing costs, and (3) PetLife’s distributors generally work very hard to improve their income, which in turn generates more revenue for PetLife.

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

PetLife intends to partner with a well-known household name from Hollywood and a well-respected veterinarian to film differentiated 2 to 30 minute infomercials on Escozine for Pets™. PetLife anticipates the infomercial will:

● Reach millions of new customers and present a complete product story.

● Enhance, support, and fill in where other advertising avenues, particularly spot television, leaves off.

● Generate qualified leads.

● Reduce advertising costs per order and avoid print and mailing costs.

● Rapidly and cost-effectively introduce a new product or revive an under-marketed but potentially profitable product.

PetLife intends to capitalize on the lucrative channels of distribution available to an infomercial marketer. Only one out of every 100 consumers watching an infomercial actively calls an 800 number and purchases the product immediately. Therefore, the retail channel provides a means for the other 99 individuals - who may have been primed by the infomercial - to buy the product.

One-step infomercials are commonly utilized for products previously unable to get retail shelf space in order to gain retailers attention and establish instant distribution. For example, PetLife can inform a retailer that more than a million consumers ordered their product directly from their television ads and thousands of others called for more information. These kinds of figures are meant to grab the attention of brick and mortar retailers, who then purchase and showcase infomercial products realizing that “as seen on TV” are big sellers at retail.

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

Key among the Company’s competitors are:

● Zoetis, Inc.: the world’s largest producer medicine and vaccinations for pets and livestock. Zoetis is engaged in the discovery, development, manufacture and commercialization of animal health medicines and vaccines, with a focus on both livestock and companion animals. It offers a diversified product portfolio, including vaccines, parasiticides, anti-infectives, medicated feed additives and other pharmaceuticals, for both livestock and companion animal customers.

● Merial, Inc.: Sanofi Pasteur is a worldwide leader in the vaccine industry. Its net sales amounted to €3,716 million in 2013, with leading vaccines in five areas: pediatric vaccines, influenza vaccines, adult and adolescent booster vaccines, meningitis vaccines, and travel and endemic vaccines. The company’s Animal Health activity is carried out through Merial, one of the world’s leading animal healthcare companies, dedicated to the research, development, manufacture and delivery of innovative pharmaceuticals and vaccines used by veterinarians, farmers and pet owners and providing a comprehensive line of products to enhance the health, well-being and performance of a wide range of production and companion animals.

● Virbac Sa: Virbac SA develops, manufactures, and sells vaccines and medicines to prevent and treat pathologies for companion and food-producing animals in France, the rest of Europe, North America, Latin America, Africa, the Middle East, Asia, and the Pacific region. The company’s products are comprised of a multitude of products in the animal health sector.

● Dechra Pharmaceuticals Plc: Dechra Pharmaceuticals PLC is engaged in the development, manufacture, distribution, sale, and marketing of veterinary pharmaceuticals worldwide. It markets and sells licensed branded pharmaceuticals and specialist pet foods to the veterinary professionals in Europe, as well as manufactures products for third party customers. The company also markets and sells a range of endocrine, ophthalmic, dermatological, and equine products in North America. In addition, it develops and licenses its branded veterinary product portfolio of novel and generic pharmaceuticals, and specialist pet diets.

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

Regulatory Issues

There are worldwide, national, state and local rules, regulations and statutes that may impact the Company’s ability to fully implement our strategic plan. The sale of animal health products is governed by the laws and regulations specific to each country in which we sell our products. To maintain compliance with these regulatory requirements, we have established processes, systems and dedicated resources with involvement from product concept to launch and maintenance in the market. In the majority of our markets, the relevant animal health authority is separate from those governing human medicinal products.

United States

The regulatory body that is responsible for the regulation of animal health pharmaceuticals in the United States is the Center for Veterinary Medicine (CVM), housed within the United States Food and Drug Administration (FDA). All manufacturers of animal health pharmaceuticals must show their products to be safe, effective and produced by a consistent method of manufacture as defined under the Federal Food, Drug and Cosmetic Act. Post-approval monitoring of products is required by law, with reports being provided to the CVM’s Surveillance and Compliance group. Reports of product quality defects, adverse events or unexpected results are produced in accordance with the law. Additionally, we are required to submit all new information for a product, regardless of the source.

The regulatory body in the United States for veterinary vaccines is the United States Department of Agriculture (USDA). The USDA’s Center for Veterinary Biologics is responsible for the regulation of animal health vaccines, including immunotherapeutics. All manufacturers of animal health biologicals must show their products to be pure, safe, effective and produced by a consistent method of manufacture as defined under the Virus Serum Toxin Act. Post-approval monitoring of products is required. Reports of product quality defects, adverse events or unexpected results are produced in accordance with the agency requirements.

Outside of the United States

Country-specific regulatory laws have provisions that include requirements for certain labeling, safety, efficacy and manufacturers’ quality control procedures (to assure the consistency of the products), as well as company records and reports. With the exception of the European Union, most other countries’ regulatory agencies will generally refer to the FDA, USDA, EU and other international animal health entities, including the World Organization for Animal Health, Codex Alimentarius, in establishing standards and regulations for veterinary pharmaceuticals and vaccines.

Employees

As of August 31, 2014, we had 11 employees, of which three were executive officers. We have good relationships with our employees and do not anticipate issues relative to our employees.

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

Risks Related to our Business

We were formed on December 12, 2012 and have a limited operating history and accordingly may not be able to effectively operate our business.

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

The report of our independent auditors dated December 28, 2015 on our consolidated financial statements for the year ended August 31, 2014 and the period from inception (December 12, 2012) through August 31, 2013 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring significant losses from operations and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.

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

The markets for our products and services are characterized by rapid technological change, frequent new introductions, changes in customers’ demands and evolving industry standards. Accordingly, we will need to continue to innovate and develop additional products. These efforts can be costly, subject to long development and regulatory delays and may not result in products approved for sale. These costs may hurt operating results and may require additional capital. If additional capital is not available, we may be forced to curtail development activities. In addition, any failure on our behalf to react to changing market conditions could create an opportunity for other market participants to capture a critical share of the market within a short period of time.

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

Our commercial success depends in part on our ability to avoid infringing patents and proprietary rights of third parties. Third parties may accuse us of employing their proprietary technology in our products, or in the materials or processes used to research or develop our products, without authorization. Any legal action against us claiming damages and/or seeking to stop our commercial activities relating to the affected products, materials and processes could, in addition to subjecting us to potential liability for damages, require us to obtain a license to continue to utilize the affected materials or processes or to manufacture or market the affected products. We cannot predict whether we would prevail in any of these actions or whether any license required under any of these patents would be made available on commercially reasonable terms, if at all. If we are unable to obtain such a license, we may be unable to continue to utilize the affected materials or processes or manufacture or market the affected products or we may be obligated by a court to pay substantial royalties and/or other damages to the patent holder. Even if we are able to obtain such a license, the terms of such a license could substantially reduce the commercial value of the affected product or products and impair our prospects for profitability. Accordingly, we cannot predict whether or to what extent the commercial value of the affected product or products or our prospects for profitability may be harmed as a result of any of the liabilities discussed above. Furthermore, infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business. We may be unable to obtain and enforce intellectual property rights to adequately protect our products and related intellectual property.

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

As of August 31, 2014, our executive officers and directors beneficially owned as a group approximately 51.0% of our outstanding shares of common stock. These officers continue to own a controlling interest in the stock. As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

Our common stock is considered “penny stock” and may be difficult to sell.

The SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. The market price of our common stock is less than $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

● that a broker or dealer approve a person’s account for transactions in penny stocks; and

● that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

● obtain financial information and investment experience objectives of the person; and

● make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

● sets forth the basis on which the broker or dealer made the suitability determination; and

● that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock. In addition, since the Common Stock is currently traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the Common Stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights, and provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Our certificate of incorporation provides for the authorization to issue up to 50,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Our board of directors is empowered, without stockholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. For example, it would be possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our company.

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

The PetLife Scorpion Reservation, owned and maintained by Medolife, an affiliated company through common ownership, is located in a remote hill area approximately 4 hours driving time from Santo Domingo, the capital of the Dominican Republic. The farm includes approximately 50,000 square meters (12 acres) of land of which 60% is usable for scorpion habitat. Through an agreement with Medolife, Petlife currently has access to 41,500 scorpions with the potential post funding capacity for up to one million scorpions and can currently produce 500,000 units of Escozine for Pets per month.

Strategically, Medolife is looking to increase the size of its Scorpion Reservation in order to allow for a reduction in the scorpion density per population unit as well as build an onsite state of the art laboratory which will also house the scorpion milking center and interior scorpion breeding and habitat to provide production insurance against unanticipated weather / environmental catastrophes. The reservation will be managed by Medolife specialists including handlers, milkers, biologists and reservation managers.

Medolife, has an alliance with Laboratório de Artrópodes, Instituto Butantan in Sao Paolo, Brazil. Instituto Butanan are experts in the maintenance and breeding of Scorpions. They have 20 years of experience and are willing to share their experience and methodology of Scorpion maintenance and breeding with Medolife. They have been using the Scorpion venom effectively for the production of a Scorpion antidote medication. Medolife will implement their 20 years of experience to ensure an efficient scorpion maintenance and breeding operation.

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

	High	Low
Through December 12, 2014	$1.57	$0.01
August 31, 2014	0.03	0.01
May 31, 2014	0.71	0.12
February 28, 2014	0.68	0.12
November 30, 2013	0.90	0.33
August 31, 2013	0.88	0.18
May 31, 2013	1.49	0.45
February 28, 2013	3.75	0.30
November 30, 2012	9.00	2.70
August 31, 2012	606.00	576.00

Transfer Agent

Our current transfer agent and registrar for our common stock is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, NV 89014.

As of August 31, 2014, there were 120 reported holders of record of our common stock and a total of 58,495,511 shares of Common Stock issued and outstanding. As of August 31, 2015, we have a total of 62,403,911 shares of Common Stock issued and outstanding.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask prices;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

●	The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following sets forth information for the equity compensation plans outstanding as of August 31, 2014 (including individual compensation arrangements) under which shares of our common stock are authorized for issuance:

Equity Compensation Plan Information

Number of securities
	to be issued upon	Weighted average	Number of securities
	exercise of	exercise price of	remaining available
	outstanding options,	outstanding options,	for future issuance
Plan Category	warrants and rights	warrants and rights	as of August 31, 2014

Equity compensation plans approved by security holders:	-	-	-

Equity compensation plans not approved by security holders:	-	-	-

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

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as from December 12, 2012 through August 31, 2014. It consists of the following subsections:

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

“Results of Operations and Comparison”, which sets forth an analysis of the operating results for the last two fiscal years

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

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2015 Fiscal Year. The discussion also summarizes the results of our operations for the period from December 12, 2012 through August 31, 2014.

Merger Agreements

On or about April 17, 2014, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with Petlife Corporation, a Delaware corporation (“Petlife”) and the shareholders of Petlife Corporation (the “Shareholders”) for the exchange of all of the issued and outstanding shares of Petlife. Effective at the Closing on August 11, 2014, these shares of Petlife were exchanged for approximately 47,000,000 fully paid non-assessable shares of the Company reflecting approximately 80% of the issued and outstanding shares of the Company and acquisition of all assets and liabilities of Petlife Corporation and was valued equated to the net assets of Petlife Corporation as of the date of the acquisition. For accounting purposes, Petlife was the accounting acquirer and or the surviving entity. Accordingly, the historical financial statements are those of Petlife, the accounting acquirer, immediately following the consummation of the reverse merger.

On June 26, 2014, Clear TV Ventures, Inc. entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, Petlife Pharmaceuticals, Inc., a Nevada Corporation. As part of that merger, the name of the Company was changed to Petlife Pharmaceuticals, Inc. and the Company exchanged one share for every 15 shares of Clear TV Ventures. Effective August 12, 2014 we completed the closing of the Share Exchange Agreement and the acquisition of Petlife Corporation.

Plan of Operations

From December 12, 2012 through August 31, 2014, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.

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

Results of Operations

Year ended August 31, 2014 compared to period ended August 31, 2013

Net loss

We incurred a net loss of $1,512,051 for the year ended August 31, 2014 as compared to the net loss we incurred for the period ended August 31, 2013 of $38.

Operating expenses

For the year ended August 31, 2014 we incurred $1,512,051 in operating expenses as compared to $38 in operating expenses we incurred for the prior period. Operating expenses for the year ended August 31, 2014 increased due to the commencement of operations of our PetLife products business.

Loss from Operations

For the year ended August 31, 2014 we incurred a loss from operations of $1,512,051 as compared to the operating loss we incurred for the period ended August 31, 2013 of $38.

Liquidity and Capital Resources

The Company has been in the development stage and received no revenue from business operations from December 12, 2012 through August 31, 2014. We have consequently relied on funds received in connection with our equity and debt offerings to finance our ongoing operations. We have experienced net losses since inception, and we expect we will continue to incur losses for the next year. As of the date of this filing, we do not have any available external source of funds. We require additional capital in the near term to maintain our current operations. Although we are actively seeking additional equity and debt financing, such financing may not be available on acceptable terms, if at all.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Since our inception on December 12, 2012, we have not generated revenue and have incurred net loss. Accordingly, we have not generated cash flow from operations and have primarily relied upon loans from officers, promissory notes and advances from related parties, and equity financing to fund our operations. The report of our Independent Registered Public Accounting Firm include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $267,066 for the year ended August 31, 2014, as compared to net cash used of $0 in prior year’s operating activities. The increase was primarily due to the commencement of our PetLife business in 2014 as compared to the nominal activity incurred in 2013.

Net Cash Used in Investing Activities

The Company received $100,000 in connection with the reverse merger. The proceeds were primarily used for merger expenses.

Net Cash Provided by Financing Activities

During the year ended August 31, 2014, we received net cash provided by financing activities totaling $173,918 from the sale of common stock

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity, has not established any sources of revenue to cover its operating expenses from December 12, 2012 (date of inception) through August 31, 2014. In addition, the Company has incurred accumulated deficit of $1,512,089 and used $267,066 in cash for operating activities for the year ended August 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales will be recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. There was no effect on implementing ASC 605-25 on the Company’s financial position and results of operations, since the Company has not started generating revenue.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred costs of $73,198 for research and development expenses from December 12, 2012 (date of inception) through August 31, 2014.

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

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has early adopted this pronouncement.

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

Set for below beginning with page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 1, 2015 the Company engaged LBB & Associates Ltd., LLP (“LBB”) as its independent registered public accounting firm for the Company’s fiscal year ended August 31, 2014 and 2013. LBB remains the Company’s accounting firm.

On August 16, 2011 (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm for the Company’s fiscal year ended August 31, 2011. RBSM remained the Company’s independent registered public accounting firm for the fiscal years ended August 31, 2012 and 2013. The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with LBB or RBSM regarding either:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2014. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2014. Our Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the period from December 12, 2012 (date of inception) through August 31, 2013 and August 31, 2014 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the period from December 12, 2012 (date of inception) through August 31, 2013 and August 31, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance Identify Directors and Executive Officers

Executive Officers and Directors

The following table sets forth information regarding the Company’s executive officers and directors at August 31, 2014. There is no agreement or understanding between the Company and each current or proposed director or executive officer pursuant to which he was selected as an officer or director.

Name	Age	Position (1)

Arthur G. Mikaelian	52	Chief Executive Officer and Director
Bruce Niswander	61	Chief Financial Officer
Vivek Ramana	56	Chief Medical Officer
Sebastian Serrell-Watts	49	Executive Vice President, Secretary and Director

(1) All but Arthur G. Mikaelian have resigned as of the date hereof.

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

Family Relationships

There are no family relationships among the Company’s existing or incoming directors or officers.

Board and Director Independence

The Company utilizes the definition of “independent” set forth in the listing standards of The NASDAQ Stock Market, LLC (“Nasdaq”). Currently, the Company believes that none of its directors would be considered independent. As discussed below, the Company currently does not have a standing audit committee, compensation committee or nominating committee or any other standing committees.

Corporate Governance

The entire board of directors serves as the audit committee. The board presently does not have an “audit committee financial expert,” as such term is defined under the securities laws. The board does not believe it is necessary to have a financial expert, given the early stage of the Company’s commercial operations and limited financial resources and activities. The Company believes that none of its directors would be considered “independent,” applying the Nasdaq listing standards for independence for members of an audit committee.

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

The Company also is not required to have and does not have a nominating committee. Given the limited scope of the Company’s operations, the board believes appointing a nominating committee would be premature and of little assistance until the Company’s business operations are at a more advanced level.

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

The entire board of directors decides on nominees. The board reviews any written information provided with respect to the candidates and interviews the candidates. Although there are no formal criteria for nominees, the board believes that persons should be actively engaged in business endeavors, have a financial background, be familiar with acquisition strategies and money management and be able to promote a diversity of views based on the person’s education, experience and professional employment. Based on the information gathered, the board then makes a decision on whether to recommend the candidates as nominees for director. The committee does not distinguish among nominees recommended by stockholders and other persons. The Company does not pay any fee to or otherwise engage any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees. Though the committee does not have specific guidelines on diversity, it is one of many criteria considered by the board when evaluating candidates.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes all compensation recorded by us in the period for the years ended August 31, 2014 and 2013 for our named executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Arthur G. Mikaelian, CEO	2014	$-	$-	$40,000		$-	$-	$-	$-	$40,000

Sebastian Serrell-Watts, CFO	2014	$-	$-	$32,000		$-	$-	$-	$-	$32,000

Bruce Niswander, CFO	2014	$-	$-	$10,400	(1)	$-	$-	$-	$-	$10,400

Vivek Ramana, CMO	2014	$-	$-	$-	(2)	$-	$-	$-	$-	$-	(2)

Randall Lanham,	2013	$-	$-	$2,274		$-	$-	$-	$-	$2,274
Former CEO (3)	2014	$-	$-	$-		$-	$-	$-	$-	$-

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

Equity Compensation Plans

We have no current equity compensation plans.

Outstanding Equity Awards at Fiscal Year-end

There we no outstanding equity awards for our Executive officers in the period from December 12, 2012 (date of inception) through August 31, 2014.

Stock Option Exercised

There were no stock options exercised on common shares in the period from December 12, 2012 (date of inception) through August 31, 2014.

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

		Fees earned or	Stock	Option	Total
Name	Year	paid in cash ($)	awards ($)	awards ($)	($)

Arthur G. Mikaelian	2014	—	40,000	—	40,000
Sebastian Serrell-Watts	2014	—	32,000	—	32,000
Randall Lanham	2013	—	—	—	—

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

Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by law. Specifically, our directors will not be personally liable for monetary damages for breach of fiduciary duty as directors, except for:

●	any breach of the duty of loyalty to us or our stockholders;

●	acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law;

●	dividends or other distributions of corporate assets that are in contravention of certain statutory or contractual restrictions;

●	violations of certain laws; or

●	any transaction from which the director derives an improper personal benefit.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of August 31, 2015, by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group. Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. The shares of capital stock listed reflect the exchange of 1 share for every 15 shares of common stock effective August 12, 2014, and reflect a total of 62,403,911 shares issued and outstanding as of August 31, 2015.

The business address of each individual or entity is c/o PetLife Pharmaceuticals, Inc., 433 N. Camden Dr., Beverly Hills, CA 90210.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock
Common Stock	Dr. Arthur Grant Mikaelian (2)	26,754,940	42.9%
Common Stock	Sebastian Serrell-Watts (2)	3,000,000	5.0%
Common Stock	Bruce Niswander (2)	150,000	0.2%
Common Stock	Vivek Ramana (2)	150,000	0.2%
Common Stock	Elite International Partners, Inc., 8233 Roxbury, Los Angeles, CA 90069	5,615,944	9.0%
Common Stock	All officers and directors (4 persons) (2)	30,054,940	48.2%

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

The scorpion reservation that we use is owned by Medolife. We have entered into a definitive agreement with Medolife for our utilization of that reservation in the manufacture and preparation of our products.

Most of our current employees, including without limitation all employees who are engaged in research and development, are also employed or otherwise work for Medolife Corporation.

Item 14. Principal Accountant Fees and Services

On December 1, 2015 the Company engaged LBB & Associates Ltd., LLP (“LBB”) as its independent registered public accounting firm for the Company’s fiscal year ended August 31, 2014 and 2013. LBB remains the Company’s accounting firm. LBB has been paid a retainer of $5,000 but has not yet billed the Company for audit fees.

RBSM LLP (“RBSM”) served as our independent registered public accounting firm from August 16, 2011 through and for the period ended August 31, 2013. RBSM initially was engaged for the fiscal year ended August 31, 2014 but that relationship has terminated.

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

(1) Audit Fees

Audit fees include fees incurred for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for the two years ended August 31, 2014 and 2013 and for the reviews of the quarterly interim consolidated financial statements included in the Company’s Forms 10-Q for the fiscal years ended August 31, 2014 and 2013 and services rendered to issue consents required in certain of the Company’s registration statements. RBSM has billed us $21,500 and $32,500 for audit fees incurred during the fiscal years ended August 31, 2014 and 2013, respectively.

(2) Audit-Related Fees

RBSM billed us for audit-related fees as set forth above during the fiscal years ended August 31, 2014 or 2013. We have not yet been billed by LBB for audit fees for August 31, 2014.

(3) Tax Fees

No fees of this sort were billed by LBB or RBSM during the period from December 12, 2012 (date of inception) through August 31, 2013 and August 31, 2014.

(4) All Other Fees

No fees of this sort were billed by LBB or RBSM during the period from December 12, 2012 (date of inception) through August 31, 2013 and August 31, 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2014 to be signed on its behalf by the undersigned, thereunto duly authorized.

Petlife Pharmaceuticals, Inc.
December 31, 2015
	By:	/s/ Arthur G. Mikaelian
Arthur G. Mikaelian
Chief Executive Officer, Director

/s/ Arthur G. Mikaelian
Chief Financial & Principal Accounting Officer

EXHIBIT INDEX

Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of June 26, 2014 between Eco Ventures Group, Inc. and PetLife Pharmaceuticals, Inc. (i)
3.2	Bylaws (ii)
10.1	Reorganization Agreement dated as of April 28, 2014 by and between Eco Ventures Group, Inc. and PetLife Corporation (i)
10.2	Patent License Agreement dated as of August 1, 2014 between Arthur Grant Mikaelian and Petlife Pharmaceuticals, Inc. (i)
10.3	Manufacturing Agreement dated as of May 8, 2014 between Petlife Corporation and Samson Pharmaceuticals, Inc. (i)
31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer
31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer
32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer and Chief Financial Officer
101	Interactive data files

(i) Incorporated herein by reference to the Company’s Periodic Report on Form 8-K filed on April 8, 2014.

(ii) Incorporated herein by reference to the original filing of this Annual Report on Form 10-K.

PETLIFE PHARMACEUTICALS, INC.

(formerly Clear TV Ventures, Inc.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of August 31, 2014 and 2013	F-3

Consolidated Statements of Operations for the year ended August 31, 2014 and for the period from December 12, 2012 (date of inception) through August 31, 2013	F-4

Consolidated Statement of (Deficit) Equity for the period from December 12, 2012 (date of inception) through August 31, 2014	F-5

Consolidated Statements of Cash Flows for the year ended August 31, 2014 and for the period from December 12, 2012 (date of inception) through August 31, 2013	F-6

Notes to Consolidated Financial Statements	F-7 – F-14

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Petlife Pharmaceuticals, Inc. (formerly Clear TV Ventures, Inc.)

Beverly Hills, CA

We have audited the accompanying consolidated balance sheets of Petlife Pharmaceuticals, Inc. (the “Company”) as of August 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended August 31, 2014 and the period from inception (December 12, 2012) through August 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Petlife Pharmaceuticals, Inc., as of August 31, 2014 and 2013, and the results of its consolidated operations, stockholders’ equity, and its cash flows for the year ended August 31, 2014 and the period from inception (December 12, 2012) through August 31, 2013 , in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2015 raise substantial doubt about its ability to continue as a going concern. The 2014 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ LBB & ASSOCIATES LTD., LLP

LBB & Associates Ltd., LLP

Houston, Texas

December 28, 2015

PETLIFE PHARMACEUTICALS, INC.

(Formerly Clear TV Ventures, Inc.)

Consolidated Balance Sheets

	August 31, 2014	August 31, 2013
ASSETS
Current assets
Cash	$6,852	$-
Due from affiliate	10,582	-
Total current assets	17,434	-

Total assets	$17,434	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$-	$-

Total liabilities	-	-

Commitments

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 750,000,000 authorized, 54,634,056 and 37,990,000 shares issued and outstanding, respectively	54,634	37,990
Additional paid-in capital	1,474,889	(37,952)
Accumulated deficit	(1,512,089)	(38)
Total stockholders’ equity	17,434	-

Total liabilities and stockholders’ equity	$17,434	$-

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

(Formerly Clear TV Ventures, Inc.)

Consolidated Statements of Operations

		Inception
	Year ended	(December 12, 2012)
	August 31, 2014	to August 31, 2013

Revenue	$-	$-

Operating Expenses
Research and development-related party	73,198	-
Manufacturing and production	60,079	-
General and administrative	1,378,774	38
	1,512,051	38

Operating loss	(1,512,051)	(38)

Net loss	$(1,512,051)	$(38)

Net loss per share - basic and diluted	$(0.04)	$(0.00)

Weighted average shares outstanding - basic and diluted	40,113,465	37,990,000

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

(Formerly Clear TV Ventures, Inc.)

Statements of Stockholders’ Equity

Inception (December 12, 2012) through August 31, 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Inception (December 12, 2012)	-	$-	$-	$-	$-

Common stock issued to founders	37,990,000	37,990	(37,952)	-	38

Net loss	-	-	-	(38)	(38)

Balance: August 31, 2013	37,990,000	37,990	(37,952)	(38)	-

Common stock issued in connection with reverse acquisition	10,988,116	10,988	89,012	-	100,000

Issuance of common stock for cash	676,000	676	183,824	-	184,500

Stock-based compensation	4,979,940	4,980	1,240,005	-	1,244,985

Net loss	-	-	-	(1,512,051)	(1,512,051)

Balance August 31, 2014	54,634,056	$54,634	$1,474,889	$(1,512,089)	$17,434

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

(Formerly Clear TV Ventures, Inc.)

Consolidated Statements of Cash Flow

		Inception
	For the year	(December 12, 2012)
	ended August 31, 2014	to August 31, 2013

Net Cash from (used in) operating activities
Net loss	$(1,512,051)	$(38)
Stock-based compensation	1,244,985	38
Net cash used in operating activities	(267,066)	-

Net cash from (used in) investing activities
Reverse acquisition	100,000	-
Net cash provided by investing activities	100,000	-

Net cash provided by financing activities
Proceeds from sale of common stock	184,500	-
Due from affiliate, net	(10,582)	-
Net cash provided by financing activities	173,918	-

Increase (decrease) in cash	6,852	-

Cash, beginning of period	-	-

Cash, end of period	$6,852	$-

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014 and from

Inception (December 12, 2012) to August 31, 2013

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PetLife Pharmaceuticals, Inc. (“Company”) is a registered U.S. Veterinary Pharmaceutical company whose mission is to bring its scientifically proven, potentiated bioactive medication and nutraceuticals -- “Escozine for Pets™” -- to the world of veterinary oncology. The Company specializes in the research, development, sales and support of advanced drugs and nutraceuticals for pet cancer and autoimmune related diseases such as arthritis.

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis and business presentation

The Company was incorporated on April 5, 2002 under the laws of the State of Nevada as “Aztek Ventures Inc.” Effective November 13, 2007, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” Effective April 21, 2008, we amended our Articles of Incorporation to change our name from “Genesis Uranium Corp.” to “Vault Technology Inc.” to reflect the change in our business focus beyond solely that of uranium exploration. Effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Vault Technology, Inc.” to “Modern Renewable Technologies, Inc.” (“Modern”). On May 27, 2011, Modern, merged with Eco Ventures Group, Inc., and the name of the Company was changed to Eco Ventures Group, Inc. On July 15, 2013, the Company entered into an Agreement and Plan of Merger with Clear TV Ventures, Inc. Under the terms of the merger, Clear TV became the surviving corporation. On June 26, 2014, Eco Ventures Group, Inc. entered into an Agreement and Plan of Merger with its subsidiary, PetLife Pharmaceuticals, Inc., a Nevada Corporation, with PetLife Pharmaceuticals, Inc. being the surviving entity. As part of that merger, the name of the Company was changed to PetLife Pharmaceuticals, Inc. and each 15 shares of our common stock were exchanged for one share in the surviving company. Effective August 12, 2014 we completed the closing of the Share Exchange Agreement and the acquisition of Petlife and changed our name to Petlife Pharmaceuticals, Inc. All references herein to the number of shares outstanding and per-share amounts have been retroactively restated to reflect the exchange ratio in the merger with PetLife Pharmaceuticals, Inc.

All references that refer to (the “Company” or “PetLife Pharmaceuticals, Inc.” or “Petlife” or “we” or “us” or “our”) are PetLife Pharmaceuticals, Inc., the Registrant and its wholly and or majority owned subsidiaries. We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) and have developed and is launching a new generation of potentiated veterinary cancer medications and nutraceuticals, based on the same patented formula “Escozine” and production processes that have been scientifically proven as an effective treatment for cancer in humans for years. We have not generated any revenues to date, have incurred expenses and has sustained losses since December 12, 2012 (date of inception). Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from December 12, 2012 (date of inception) through August 31, 2014, we have accumulated a deficit of approximately $1,512,089.

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014 and from

Inception (December 12, 2012) to August 31, 2013

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Merger and Corporate Restructure

On or about April 17, 2014, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with Petlife Corporation, a Delaware corporation (“Petlife”) and the shareholders of Petlife Corporation (the “Shareholders”) for the exchange of all of the issued and outstanding shares of Petlife. Effective at the Closing on August 12, 2014, these shares of Petlife were exchanged for approximately 47,000,000 fully paid non-assessable shares of the Company reflecting approximately 80% of the issued and outstanding shares of the Company and acquisition of all assets and liabilities of the Company valued at $100,000. No liabilities were assumed. In connection with the share exchange, Petlife Corporation became our wholly owned subsidiary.

Accordingly, the historical financial statements are those of Petlife, the accounting acquirer, immediately following the consummation of the reverse acquisition. The Company did not recognize goodwill or any intangible assets in connection with this transaction.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales will be recorded.

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

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014 and from

Inception (December 12, 2012) to August 31, 2013

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

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014 and from

Inception (December 12, 2012) to August 31, 2013

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred costs of $73,198 for research and development expenses from December 12, 2012 (date of inception) through August 31, 2014.

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

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014 and from

Inception (December 12, 2012) to August 31, 2013

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

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein the Company has early adopted this pronouncement.

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

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014 and from

Inception (December 12, 2012) to August 31, 2013

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

NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements from December 12, 2012 (date of inception) through August 31, 2014, the Company incurred deficit accumulated during development stage of approximately $1,512,089. As of August 31, 2014, the Company has very limited funds on which to operate.

The Company’s existence is currently dependent upon management’s ability to develop profitable operations and or upon obtaining additional financing to carry out its planned business. Management is devoting substantially all of its efforts to the commercialization of its planned products, as well as raising additional debt or equity financing in order to accelerate the development and commercialization of additional products. There can be no assurance that the Company’s commercialization or financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems.

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

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014 and from

Inception (December 12, 2012) to August 31, 2013

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

On January 10, 2013, the Company issued 37,990,000 shares of its $.001 par value common stock to founders.

During August 2014, the Company issued 4,979,940 shares of its $.001 par value common stock for services valued at $1,244,985.

In August, 2014, the Company sold 676,000 shares of its $.001 par value common stock for $184,500.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 30, 2013, the Company entered into an agreement with Medolife Corporation (“Medolife) , an affiliated company, for the performance of certain ongoing services and maintenance related to a scorpion reservation , together with the providing of other services such as product operations, research and development to support the Company’s product marketing. During the year ended August 31, 2014 Medolife invoiced the Company for services and maintenance of $165,800. During year ended August 31, 2014, Medolife received proceeds from the sale of the Company’s common stock totaling $184,500. The Company was owed $10,582 from Medolife as of August 31, 2014.

On August 1, 2014, the Company entered into a patent license agreement with a shareholder for a polarized scorpion venom solution and a method for making polarized scorpion venom solution for veterinary use. The licensor has provided Medolife, an affiliated company by common shareholders, with an exclusive right to the polarized scorpion venom patent with the exception of the rights for veterinary use. The Company will manufacture, use, and sell polarized scorpion venom containing such patented improvements for veterinary use.

NOTE 5 – INCOME TAXES

As of August 31, 2014 the Company has accumulated losses of $1,512,089. A deferred tax asset has been provided, which is equally offset by a valuation allowance.

NOTE 6 – SHARE EXCHANGE AGREEMENT

On April 17, 2014, Petlife Corporation entered into a Share Exchange agreement with PetLife Pharmaceuticals, Inc. (formerly Clear TV Ventures, Inc.), a publically traded company. The shares of Petlife Corporation were exchanged for 47,000,000, or 80% of the issued and outstanding shares of PetLife Pharmaceuticals, Inc.

The closing of the Share Exchange Agreement was conditioned upon certain, limited customary representations and warranties as well as conditions to close such as the total issued and outstanding shares of the Company being limited to 58,000,000 issued and outstanding post-closing.

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014 and from

Inception (December 12, 2012) to August 31, 2013

The Share Exchange Agreement closed on August 11, 2014 with the issuance of 47,000,000 shares to shareholders or designees of Petlife Corporation. The shares of common stock of PetLife Pharmaceuticals, Inc. issued in the exchange to the Petlife Corporation shareholders were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were in each case offered, sold and issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering, and Rule 506 of Regulation D promulgated thereunder. The Company relied on such exemptions based in part on written representations made by the Company shareholders, including representations with respect to each member’s status as an accredited investor and investment intent with respect to the acquired securities. The shares of common stock issued in the Exchange to the Company shareholders may not be offered or sold absent registration or an applicable exemption from the registration requirements of the Securities Act, and each of the certificates or instruments evidencing such shares bears a legend to that effect.

The transaction was recorded as a reverse acquisition whereby Petlife Corporation was considered to be the accounting acquirer as its shareholders retained control of Petlife Pharmaceuticals, Inc., after the exchange, although Petlife Pharmaceuticals, Inc., is the legal parent company. The share exchange was treated as a recapitalization of Petlife Corporation (and its historical financial statements) is the continuing entity for financial reporting purposes.

NOTE 7 – SUBSEQUENT EVENTS

During the year ended August 31, 2015, the Company issued 3,898,100 shares of its $.001 par value common stock for services and received $10,000 for 10,000 common shares, the 10,000 shares have not been issued to date.

Pursuant to agreement, effective November 13, 2015 Bruce Niswander and Sebastian Serrell-Watts resigned as officers and directors of the Company.

On November 21, 2015 the Company entered into a Reorganization and Stock Purchase Agreement with Alexian Scientific, Inc. Closing of the agreement is conditioned on the Company obtaining funding of a minimum of $10,000,000. At closing, the Company will issue 38,777,630 shares of common stock to designees of Alexian in consideration for 100% of the equity of Alexian, the Company will appoint designees of Alexian as its officers and directors, and all of the current officers and directors of the Company will resign. As part of the agreement with Alexian, shareholders of the Company cancelled certain shares of common stock of the Company such that subsequent to closing there will be a total of 80,786,730 shares of common stock outstanding.

