Form 10-Q
period 2014-11-30
PetLife Pharmaceuticals, Inc.
filed 2015-12-31
CIK 1354591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52445

Petlife Pharmaceuticals, Inc.

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
(Do not check if a smallerreporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

The number of shares of the registrant’s common stock outstanding as of December 24, 2015 was 38,115,356 shares.

Petlife Pharmaceuticals, Inc.

(formerly Clear TV Ventures, Inc.)

(A Development Stage Company)

PART I. Financial Information

Item 1. Financial Statements

PETLIFE PHARMACEUTICALS, INC.

(Formerly Clear TV Ventures, Inc.)

Consolidated Balance Sheets

(Unaudited)

	November 30, 2014	August 31, 2014
ASSETS
Current assets
Cash	$61	$6,852
Due from affiliate	4,800	10,582
Total current assets	4,861	17,434

Website development	600	-

Total assets	$5,461	$17,434

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$204,500	$-
Note payable - shareholders	10,000	-
Total current liabilities	214,500	-

Total liabilities	214,500	-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 50,000,000 authorized, no preferred shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 750,000,000 authorized, 56,832,156 and 54,634,056 shares issued and outstanding, respectively	56,832	54,634
Additional paid-in capital	2,702,529	1,474,889
Accumulated deficit	(2,968,400)	(1,512,089)
Total stockholders’ equity (deficit)	(209,039)	17,434

Total liabilities and stockholders’ equity (deficit)	$5,461	$17,434

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

(Formerly Clear TV Ventures, Inc.)

Consolidated Statement of Operations

(Unaudited)

	For the three months ended	For the three months ended
	November 30, 2014	November 30, 2013

Revenue	$-	$-

Operating Expenses
Manufacturing and production	97,858	-
General and administrative	1,358,453	-
Total operating expenses	1,456,311	-

Operating loss	(1,456,311)	-

Net loss	$(1,456,311)	$-

Net loss per share - basic and diluted	$(0.03)	$(0.00)

Weighted average shares outstanding - basic and diluted	55,262,955	37,990,000

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

(Formerly Clear TV Ventures, Inc.)

Consolidated Statements of Cash Flow

(Unaudited)

	For the	For the
	three months ended	three months ended
	November 30, 2014	November 30, 2013
Net Cash from (used in) operating activities
Net loss	$(1,456,311)	$-
Stock-based compensation	1,229,838	-
Due from affiliate	5,782
Accounts payable	93,500	-
Accrued expenses	111,000	-

Net cash used in operating activities	(16,191)	-

Net cash from (used in) investing activities
Capital expenditures	(600)	-

Net cash used in investing activities	(600)	-

Net cash provided by financing activities
Proceeds from shareholder advance	10,000	-
Net cash provided by financing activities	10,000	-

Increase (decrease) in cash	(6,791)	-

Cash, beginning of period	6,852	-

Cash, end of period	$61	$-

The accompanying notes are an integral part of these financial statements.

Petlife Pharmaceuticals, Inc.
(Formerly Clear TV Ventures, Inc.)

Notes to the Consolidated Financial Statements

For the Three Months Ended November 30, 3014

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PetLife Pharmaceuticals, Inc. (“Company”) is a registered U.S. Veterinary Pharmaceutical company whose mission is to bring its scientifically proven, potentiated bioactive medication and nutraceuticals — “Escozine for Pets™” — to the world of veterinary oncology. The Company specializes in the research, development, sales and support of advanced drugs and nutraceuticals for pet cancer and autoimmune related diseases such as arthritis.

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis and business presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, a Nevada corporation (“Company”) and its wholly-owned subsidiary, Petlife Corporation (“Petlife”), a Delaware corporation. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report for the year ended August 31, 2014 filed with the SEC on Form 10-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year ended August 31, 2014 as reported in Form 10-K/A have been omitted.

The Company was incorporated on April 5, 2002 under the laws of the State of Nevada as “Aztek Ventures Inc.” Effective November 13, 2007, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” Effective April 21, 2008, we amended our Articles of Incorporation to change our name from “Genesis Uranium Corp.” to “Vault Technology Inc.” to reflect the change in our business focus beyond solely that of uranium exploration. Effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Vault Technology, Inc.” to “Modern Renewable Technologies, Inc.” (“Modern”). On May 27, 2011, Modern, merged with Eco Ventures Group, Inc., and the name of the Company was changed to Eco Ventures Group, Inc. On July 15, 2013, the Company entered into an Agreement and Plan of Merger with Clear TV Ventures, Inc. Under the terms of the merger, Clear TV became the surviving corporation. On June 26, 2014, Clear TV Ventures, Inc. entered into an Agreement and Plan of Merger with its subsidiary, PetLife Pharmaceuticals, Inc., a Nevada Corporation, with PetLife Pharmaceuticals, Inc. being the surviving entity. As part of that merger, the name of the Company was changed to PetLife Pharmaceuticals, Inc. and each 15 shares of our common stock were exchanged for one share in the surviving company. Effective August 12, 2014 we completed the closing of the Share Exchange Agreement and the acquisition of Petlife Corporation pursuant to which we acquired 100% of the equity of Petlife Corporation and it became our wholly-owned subsidiary. All references herein to the number of shares outstanding and per-share amounts have been retroactively restated to reflect the exchange ratio in the merger of Clear TV Ventures with its subsidiary PetLife Pharmaceuticals, Inc.

Petlife Pharmaceuticals, Inc.
(Formerly Clear TV Ventures, Inc.)

Notes to the Consolidated Financial Statements

For the Three Months Ended November 30, 3014

All references that refer to (the “Company” or “PetLife Pharmaceuticals, Inc.” or “Petlife” or “we” or “us” or “our”) are PetLife Pharmaceuticals, Inc., the Registrant and its wholly and or majority owned subsidiaries. We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) and have developed and are launching a new generation of potentiated veterinary cancer medications and nutraceuticals, based on the same patented formula “Escozine” and production processes that have been scientifically proven as an effective treatment for cancer in humans for years. We have not generated any revenues to date, have incurred expenses and have sustained losses since December 12, 2012 (date of inception). Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. As of November 30, 2014, we have accumulated a deficit of $2,968,400.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Merger and Corporate Restructure

On or about April 18, 2014, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with Petlife Corporation, a Delaware corporation (“Petlife”) and the shareholders of Petlife Corporation (the “Shareholders”) for the exchange of all of the issued and outstanding shares of Petlife. Effective at the Closing on August 12, 2014, these shares of Petlife were exchanged for approximately 47,000,000 fully paid non-assessable shares of the Company reflecting approximately 80% of the issued and outstanding shares of the Company and acquisition of all assets and liabilities of the Company and was valued equated to the net assets of the Company as of the date of the acquisition of $100,000. No liabilities were assumed. In connection with the share exchange, Petlife Corporation became our wholly owned subsidiary.

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

Petlife Pharmaceuticals, Inc.
(Formerly Clear TV Ventures, Inc.)

Notes to the Consolidated Financial Statements

For the Three Months Ended November 30, 3014

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

Petlife Pharmaceuticals, Inc.
(Formerly Clear TV Ventures, Inc.)

Notes to the Consolidated Financial Statements

For the Three Months Ended November 30, 3014

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of November 30, 2014, the Company did not have any issued or outstanding stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred costs of $165,800 for research and development expenses from December 2, 2012 (date of inception) through November 30, 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers. We will adopt the standard in 2017. We will evaluate the impact, if any, that the standard will have on our financial statements.

Petlife Pharmaceuticals, Inc.
(Formerly Clear TV Ventures, Inc.)

Notes to the Consolidated Financial Statements

For the Three Months Ended November 30, 3014

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements as of November 30, 2014, the Company incurred an accumulated deficit of approximately $2,968,400. As of November 30, 2014 and through the date hereof, the Company had and has very limited funds on which to operate.

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

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

During the three months ended November 30, 2014, the Company issued 2,198,100 shares of its $.001 par value common stock for services valued at $1,229,838.

In September 2014, the Company issued 10,000 shares of its $.001 par value common stock for cash of $10,000. As of November 30, 2014, the common stock has not been issued.

Petlife Pharmaceuticals, Inc.
(Formerly Clear TV Ventures, Inc.)

Notes to the Consolidated Financial Statements

For the Three Months Ended November 30, 3014

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 30, 2013, the Company entered into an agreement with Medolife Corporation (“Medolife”) , an affiliated company, for the performance of certain ongoing services and maintenance related to a scorpion reservation , together with the providing of other services such as product operations, research and development to support the Company’s product marketing. During the year ended August 31, 2014 Medolife invoiced the Company for services and maintenance of $165,800. During year ended August 31, 2014, Medolife received proceeds from the sale of the Company’s common stock totaling $184,500. The Company was owed $4,800 from Medolife as of November 30, 2014.

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

NOTE 5 – INCOME TAXES

As of November 30, 2014 the Company has net operating losses of approximately $2,968,000. A deferred tax asset has been 100% offset by a valuation allowance.

NOTE 6 – SUBSEQUENT EVENTS

Pursuant to agreement, effective November 13, 2015 Bruce Niswander and Sebastian Serrell-Watts resigned as officers and directors of the Company.

On November 21, 2015 the Company entered into a Reorganization and Stock Purchase Agreement with Alexian Scientific, Inc. Closing of the agreement is conditioned on the Company obtaining funding of a minimum of $10,000,000. At closing, the Company will issue 38,777,630 shares of common stock to designees of Alexian in consideration for 100% of the equity of Alexian, the Company will appoint designees of Alexian as its officers and directors, and all of the current officers and directors of the Company will resign. As part of the agreement with Alexian, shareholders of the Company cancelled certain shares of common stock of the Company such that subsequent to closing there will be a total of 76,892,986 shares of common stock outstanding.

Effective November 20, 2015 in connection with the proposed Alexian transaction, principals of the Company cancelled and returned to treasury a total of 21,583,000 shares of common stock held by them.

Also effective November 20, 2015, the Company issued a total of 626,000 shares of common stock to investors and issued 530,200 shares of common stock to officers and employees of the Company in lieu of salary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of Petlife Pharmaceuticals, Inc., formerly Clear TV Ventures, Inc. (the “Company”).

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of November 30, 2014 and 2013. It consists of the following subsections:

● “Introduction and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results for the for the three and month period ended November 30, 2014 and 2013, as well as a summary of our expectations for fiscal 2015;

● “Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

● “Results of Operations and Comparison”, which sets forth an analysis of the operating results for the quarter ended November 30, 2014 and 2013.

● “Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and/or because they require difficult, subjective or complex judgments by our management;

● “Recent Accounting Pronouncements and Developments,” which summarizes recently published authoritative accounting guidance, how it might apply to us and how it might affect our future results.

This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this quarterly report.

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2015 Fiscal Year. The discussion also summarizes the results of our operations as of November 30, 2014 and 2013.

Merger Agreements

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

Plan of Operations

As of November 30, 2014 and 2013, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.

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

Results of Operations

Three months ended November 30, 2014 compared to three months ended November 30, 2013

Net loss

We incurred a net loss of $1,456,311 for the three months ended November 30, 2014 as compared to the net loss we incurred for the three month period ended November 30, 2013 of $0.

Operating expenses

For the three month period ended November 30, 2014 we incurred $1,456,311 in operating expenses as compared to $0 in operating expenses we incurred for the prior period. Operating expenses for the year ended August 31, 2014 and three months ended November 30, 2014 increased due to the commencement of operations of our PetLife products business and stock-based compensation of $1,229,838.

Loss from Operations

For the three month period ended November 30, 2014 we incurred a loss from operations of $1,456,311 as compared to the operating loss we incurred for the three month period ended November 30, 2013 of $0.

Liquidity and Capital Resources

The Company has been in the development stage and received no revenue from business operations from December 12, 2012 through November 30, 2014. We have consequently relied on funds received in connection with our equity and debt offerings to finance our ongoing operations. We have experienced net losses since inception, and we expect we will continue to incur losses for the next year. As of the date of this filing, we do not have any available external source of funds. We require additional capital in the near term to maintain our current operations. Although we are actively seeking additional equity and debt financing, such financing may not be available on acceptable terms, if at all.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $16,191 for the three month period ended November 30, 2014, as compared to net cash used of $0 in prior year’s operating activities. The increase was primarily due to the commencement of our PetLife business in 2014 as compared to the nominal activity incurred in 2013.

Net Cash Used in Investing Activities

The Company had web site development costs of $600 for the three months ended November 30, 2014.

Net Cash Provided by Financing Activities

During the three months ended November 2014 and 2013, the Company received a $10,000 advance from a shareholder.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not established any sources of revenue to cover its operating expenses during the year ended November 30, 2014. In addition, the Company has incurred accumulated deficit of $2,968,400 at November 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of November 30, 2014, the Company did not have any issued or outstanding stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred costs of $165,800 for research and development expenses from November 9, 2010 (date of inception) through November 30, 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers. We will adopt the standard in 2017. We will evaluate the impact, if any, that the standard will have on our financial statements.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

Off-Balance sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in any non-exchange traded contracts requiring fair value accounting treatment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2014, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2014, as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2014. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2014. Our Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements for the three month period ended November 30, 2014 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited condensed consolidated financial statements for the three periods ended November 30, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

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

No issuance during the quarter ended November 30, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Dated: December 31, 2015	Petlife Pharmaceuticals, INC.
(the registrant)

	By:	/s/ Arthur Mikaelian
Arthur Mikaelian
Chief Executive Officer, Chief Financial Officer

