Form 10-Q
period 2015-02-28
PetLife Pharmaceuticals, Inc.
filed 2015-12-31
CIK 1354591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Petlife Pharmaceuticals, Inc.

(Formerly Clear TV Ventures, Inc.)

PART I. Financial Information

Item 1. Financial Statements

PETLIFE PHARMACEUTICALS, INC.

(Formerly Clear TV Ventures, Inc.)

Consolidated Balance Sheets

(Unaudited)

	February 28, 2015	August 31, 2014
ASSETS
Current assets
Cash	$55	$6,852
Due from affiliate	4,800	10,582
Total current assets	4,855	17,434

Website development	600	-

Total assets	$5,455	$17,434

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$337,225	$-
Note payable - shareholder	10,000	-
Total current liabilities	347,225	-

Total liabilities	347,225	-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding,	-	-
Common stock, $0.001 par value, 750,000,000 authorized, 58,032,156 and 54,634,056 shares issued and outstanding, respectively	58,032	54,634
Additional paid-in capital	3,014,529	1,474,889
Accumulated deficit	(3,414,331)	(1,512,089)
Total stockholders’ equity (deficit)	(341,770)	17,434

Total liabilities and stockholders’ equity (deficit)	$5,455	$17,434

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

(Formerly Clear TV Ventures, Inc.)

Consolidated Statement of Operations

(Unaudited)

	For the three months		For the six months
	ended February 28,		ended February 28,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses
Research and development-related party	-	20,817	-	20,817
Manufacturing and production	102,175	886	200,033	886
General and administrative	343,756	15,000	1,702,209	15,000
	445,931	36,703	1,902,242	36,703

Operating loss	(445,931)	(36,703)	(1,902,242)	(36,703)

Net loss from continuing operations	$(445,931)	$(36,703)	$(1,902,242)	$(36,703)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.00)

Weighted average shares outstanding	57,792,156	37,990,000	57,309,504	37,990,000

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

(Formerly Clear TV Ventures, Inc.)

Consolidated Statements of Cash Flow

(Unaudited)

	For the	For the
	six months ended	six months ended
	February 28, 2015	February 28, 2015
Net Cash from (used in) operating activities
Net loss	$(1,902,242)	$(36,703)
Stock-based compensation	1,543,038	-
Accounts payable and accrued expenses	337,225	-
Amount due from affiliate	5,782	36,703

Net cash used in operating activities	(16,197)	-

Net cash from (used in) investing activities
Capital expenditures	(600)	-

Net cash used in investing activities	(600)	-

Net cash provided by financing activities
Proceeds from shareholder advance	10,000	-
Net cash provided by financing activities	10,000

Increase (decrease) in cash	(6,797)	-

Cash, beginning of period	6,852	-

Cash, end of period	$55	$-

The accompanying notes are an integral part of these financial statements.

Petlife Pharmaceuticals, Inc.

(Formerly Clear TV Ventures, Inc.)

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended February 28, 2015

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

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

The Company was incorporated on April 5, 2002 under the laws of the State of Nevada as “Aztek Ventures Inc.” Effective November 13, 2007, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” Effective April 21, 2008, we amended our Articles of Incorporation to change our name from “Genesis Uranium Corp.” to “Vault Technology Inc.” to reflect the change in our business focus beyond solely that of uranium exploration. Effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Vault Technology, Inc.” to “Modern Renewable Technologies, Inc.” (“Modern”). On May 27, 2011, Modern, merged with Eco Ventures Group, Inc., and the name of the Company was changed to Eco Ventures Group, Inc. On July 15, 2013, the Company entered into an Agreement and Plan of Merger with Clear TV Ventures, Inc. Under the terms of the merger, Clear TV became the surviving corporation. On June 26, 2014, Clear TV Ventures, Inc. entered into an Agreement and Plan of Merger with its subsidiary, PetLife Pharmaceuticals, Inc., a Nevada Corporation, with PetLife Pharmaceuticals, Inc. being the surviving entity. As part of that merger, the name of the Company was changed to PetLife Pharmaceuticals, Inc. and each 15 shares of our common stock were exchanged for one share in the surviving company. Effective August 11, 2014 we completed the closing of the Share Exchange Agreement and the acquisition of Petlife Corporation pursuant to which we acquired 100% of the equity of Petlife Corporation and it became our wholly-owned subsidiary. All references herein to the number of shares outstanding and per-share amounts have been retroactively restated to reflect the exchange ratio in the merger of Clear TV Ventures with its subsidiary PetLife Pharmaceuticals, Inc.

All references that refer to (the “Company” or “PetLife Pharmaceuticals, Inc.” or “Petlife” or “we” or “us” or “our”) are PetLife Pharmaceuticals, Inc., the Registrant and its wholly and or majority owned subsidiaries. We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) and have developed and are launching a new generation of potentiated veterinary cancer medications and nutraceuticals, based on the same patented formula “Escozine” and production processes that have been scientifically proven as an effective treatment for cancer in humans for years. We have not generated any revenues to date, have incurred expenses and have sustained losses since December 12, 2012 (date of inception). Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from December 12, 2012 (date of inception) through February 28, 2015, we have accumulated a deficit through its development stage of approximately $3,414,000.

Petlife Pharmaceuticals, Inc.

(Formerly Clear TV Ventures, Inc.)

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended February 28, 2015

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

For the Three and Six Months Ended February 28, 2015

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

As of February 28, 2015, the Company did not have any issued or outstanding stock options.

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

Petlife Pharmaceuticals, Inc.

(Formerly Clear TV Ventures, Inc.)

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended February 28, 2015

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred costs of $73,198 for research and development expenses from December 2, 2012 (date of inception) through February 28, 2015.

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

NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements as of February 28, 2015, the Company incurred accumulated deficit of approximately $3,414,000. As of February 28, 2015 and through the date hereof, the Company had and has very limited funds on which to operate.

Petlife Pharmaceuticals, Inc.

(Formerly Clear TV Ventures, Inc.)

Notes to the Consolidated Financial Statements

For the Three and Six Months Ended February 28, 2015

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

During the three months ended February 28, 2015, the Company issued 1,200,000 shares of its $.001 par value common stock for services valued at $313,200.

In September 2014, the Company issued 10,000 shares of its $.001 par value common stock for cash of $10,000. As of February 28, 2015, the common stock has not been issued.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 30, 2013, the Company entered into an agreement with Medolife Corporation (“Medolife”), an affiliated company, for the performance of certain ongoing services and maintenance related to a scorpion reservation, together with the providing of other services such as product operations, research and development to support the Company’s product marketing. During the year ended August 31, 2014 Medolife invoiced the Company for services and maintenance of $165,800. During year ended August 31, 2014, Medolife received proceeds from the sale of the Company’s common stock totaling $184,500. The Company was owed $4,800 from Medolife as of February 28, 2015.

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

For the Three and Six Months Ended February 28, 2015

NOTE 5 – SUBSEQUENT EVENTS

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

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of February 28, 2015 and 2014. It consists of the following subsections:

“Introduction and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results for the three and six month period ended February 28, 2015, as well as a summary of our expectations for fiscal 2015;

“Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

“Results of Operations and Comparison,” which sets forth an analysis of the operating results for the quarter ended February 28, 2015 and 2014.

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

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2016 Fiscal Year. The discussion also summarizes the results of our operations as of February 28, 2015 and 2014.

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

Plan of Operations

From December 12, 2012 through February 28, 2015, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.

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

Results of Operations

Three months ended February 28, 2015 compared to three months ended February 28, 2014

Net loss

We incurred a net loss of $445,931 for the three months ended February 28, 2015 as compared to the net loss we incurred for the three month period ended February 28, 2014 of $36,703.

Operating expenses

For the three month period ended February 28, 2015 we incurred $445,931 in operating expenses as compared to $36,703 in operating expenses we incurred for the prior period. Operating expenses for the three months ended February 28, 2015 increased due to the commencement of operations of our PetLife products business and stock-based compensation of $313,200.

Loss from Operations

For the three month period ended February 28, 2015 we incurred a loss from operations of $445,931 as compared to the operating loss we incurred for the three month period ended February 28, 2014 of $36,703.

Six months ended February 28, 2015 compared to Six months ended February 28, 2014

Net loss

We incurred a net loss of $1,902,242 for the six months ended February 28, 2015 as compared to the net loss we incurred for the six month period ended February 28, 2014 of $36,703.

Operating expenses

For the six month period ended February 28, 2015 we incurred $1,902,242 in operating expenses as compared to $36,703 in operating expenses we incurred for the prior period. Operating expenses for the six months ended February 28, 2015 increased due to the commencement of operations of our PetLife products business and stock-based compensation of $1,543,038.

Loss from Operations

For the six month period ended February 28, 2015 we incurred a loss from operations of $1,902,242 as compared to the operating loss we incurred for the six month period ended February 28, 2014 of $36,703.

Liquidity and Capital Resources

The Company has been in the development stage and received no revenue from business operations from December 12, 2012 through February 28, 2015. We have consequently relied on funds received in connection with our equity and debt offerings to finance our ongoing operations. We have experienced net losses since inception, and we expect we will continue to incur losses for the next year. As of the date of this filing, we do not have any available external source of funds. We require additional capital in the near term to maintain our current operations. Although we are actively seeking additional equity and debt financing, such financing may not be available on acceptable terms, if at all.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $16,197 for the six months ended February 28, 2015 as compared to net cash used of $0 in prior period. The increase was primarily due to the commencement of our PetLife business in 2015 as compared to the nominal activity incurred in 2014.

Net Cash Used in Investing Activities

The Company had web site development costs of $600 for the six months ended February 28, 2015.

Net Cash Provided by Financing Activities

During the six months ended February 28, 2015, the Company received a $10,000 advance from a shareholder.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage entity, has not established any sources of revenue to cover its operating expenses from December 12, 2012 (date of inception) through February 28, 2015. In addition, the Company has incurred accumulated deficit of $3,414,331 at February 28, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of February 28, 2015, the Company did not have any issued or outstanding stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred costs of $165,800 for research and development expenses from November 9, 2010 (date of inception) through February 28, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of February 28, 2015, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2015, as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2015. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of February 28, 2015. Our Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements for the six month period ended February 28, 2015 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited condensed consolidated financial statements for the three and six month periods ended February 28, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

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

No issuance during the quarter ended February 28, 2015.

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

