Form 10-K
period 2015-08-31
PetLife Pharmaceuticals, Inc.
filed 2016-01-05
CIK 1354591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

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

All references in this Form 10-K that refer to the “Company,” “PetLife Pharmaceuticals, Inc.”, “Registrant,” “we,” “us” or “our” are to Petlife Pharmaceuticals, Inc., a Nevada formed corporation formerly known as “Clear TV Ventures, Inc.” and “Eco Ventures Group, Inc.”

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

PetLife intends to also develop products for pets in the following areas:

●Arthritis: Arthritis (or osteoarthritis) is a slowly progressive, degenerative disease of the joints for which there is no cure. However, Escozine for Pets can help to prevent, delay, and manage arthritis in dogs or cats. Arthritis affects 1 in 5 dogs over the age of 7 and over 90% of geriatric cats have arthritis; currently 12 million cats have arthritis.

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

Scientific Research on EscozineTM

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

The National Cancer Institute reported that nearly six million dogs in the United States alone are diagnosed with cancer annually, with dogs being 35 times more likely to suffer from cancer than humans. Over six years of age, sixty percent of America’s 83.3 million dogs and 95.6 million cats will be diagnosed with cancer. Unfortunately, only an estimated 10% of those diagnosed receive treatment. PetLife understands that 90% of dogs and cats with cancer go untreated because of unrealistically high costs associated with treatments as well as the dramatic suffering typical of treating pets with toxic, conventional chemotherapy.

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

Employees

As of August 31, 2015, we had 11 employees, of which three were executive officers. We have good relationships with our employees and do not anticipate issues relative to our employees.

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

The report of our independent auditors dated January 4, 2016 on our consolidated financial statements for the year ended August 31, 2015 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our incurring significant losses from operations and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.

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

As of August 31, 2015, our executive officers and directors beneficially owned as a group approximately 51.0% of our outstanding shares of common stock. These officers continue to own a controlling interest in the stock. As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

	High	Low
Through December 24, 2015	$0.04	$0.01
August 31, 2015	0.04	0.01
May 31, 2015	0.04	0.01
February 28, 2015	0.03	0.01
November 30, 2014	0.03	0.01
August 31, 2014	0.03	0.01
May 31, 2014	0.71	0.12
February 28, 2014	0.68	0.12
November 30, 2013	0.90	0.33
August 31, 2013	0.88	0.18

Transfer Agent

Our current transfer agent and registrar for our common stock is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, NV 89014.

As of August 31, 2015, there were 132 reported holders of record of our common stock and a total of 58,532,156 shares of Common Stock issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following sets forth information for the equity compensation plans outstanding as of August 31, 2015 (including individual compensation arrangements) under which shares of our common stock are authorized for issuance:

Equity Compensation Plan Information

Number of securities
	to be issued upon	Weighted average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance as of
Plan Category	warrants and rights	warrants and rights	August 31, 2015

Equity compensation plans approved by security holders:	-	-	-

Equity compensation plans not approved by security holders:	-	-	-

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

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations for the years ended August 31, 2015 and 2014. It consists of the following subsections:

“Introduction and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for fiscal 2016;

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

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2016 Fiscal Year.  The discussion also summarizes the results of our operations for the years ended August 31, 2015 and 2014.

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

Plan of Operations

For the years ended August 31, 2015 and 2014, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.

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

Results of Operations

Year ended August 31, 2015 compared to period ended August 31, 2014

Net loss

We incurred a net loss of $1,935,599 for the year ended August 31, 2015 as compared to the net loss we incurred for the year ended August 31, 2014 of $1,512,051. The increase in loss is attributable principally to increased administrative expenses as well as an increase in stock-based compensation.

Operating expenses

For the year ended August 31, 2015 we incurred $1,935,599 in operating expenses as compared to $1,512,051 in operating expenses we incurred for the prior year. Operating expenses for the year ended August 31, 2015 increased due to the commencement of operations of our PetLife products business as well as an increase in stock-based compensation.

Loss from Operations

For the year ended August 31, 2015 we incurred a loss from operations of $1,935,599 as compared to the operating loss we incurred for the year ended August 31, 2014 of $1,512,051.

Liquidity and Capital Resources

The Company has been in the development stage and received no revenue from business operations for the years ended August 31, 2015 and 2014.  We have consequently relied on funds received in connection with our equity and debt offerings to finance our ongoing operations. We have experienced net losses since inception, and we expect we will continue to incur losses for the next year. As of the date of this filing, we do not have any available external source of funds. We require additional capital in the near term to maintain our current operations. Although we are actively seeking additional equity and debt financing, such financing may not be available on acceptable terms, if at all.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $22,034 for the year ended August 31, 2015, as compared to net cash used of $267,066 in prior year’s operating activities. The decrease was primarily due to the increase in current liabilities for our PetLife business in 2015 as compared to the activity incurred in 2014.

Net Cash Used in Investing Activities

The Company used $600 for capital expenditures for the year end August 31, 2015. For the year end August 31, 2014 the Company received $100,000 in connection with the reverse merger. The proceeds were primarily used for merger expenses.

Net Cash Provided by Financing Activities

During the year ended August 31, 2015, we received net cash provided by financing activities totaling $10,000 from a shareholder advance. During the year ended August 31, 2014, we received net cash provided by financing activities totaling $173,918 primarily from the sale of common stock.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not established any sources of revenue to cover its operating expenses for the years ended August 31, 2015 and 2014.   In addition, the Company has incurred deficit accumulated during development stage of $3,447,688 and used $22,034 in cash for operating activities for the year ended August 31, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of August 31, 2015, the Company did not have any issued or outstanding stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”).  Under ASC 730-10, all research and development costs must be charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement.  Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred costs of $0 and $73,198 for research and development for the years ended August 31, 2015 and 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers. We will adopt the standard in 2018. While we are currently assessing the impact of the new standard, we do not expect this new guidance to have a material impact on our Consolidated Financial Statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 1, 2015 the Company engaged LBB & Associates Ltd., LLP (“LBB”) as its independent registered public accounting firm for the Company’s fiscal years ended August 31, 2014 and 2013. LBB remains the Company’s accounting firm.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2015, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2015 as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2015.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2015.  Our Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the years ended August 31, 2014 and August 31, 2015 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP.  Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the years ended August 31, 2014 and August 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance Identify Directors and Executive Officers

Executive Officers and Directors

The following table sets forth information regarding the Company’s executive officers and directors at August 31, 2015. There is no agreement or understanding between the Company and each current or proposed director or executive officer pursuant to which he was selected as an officer or director.

Name	Age	Position (1)

Arthur G. Mikaelian	53	Chief Executive Officer and Director
Bruce Niswander	62	Chief Financial Officer
Vivek Ramana	57	Chief Medical Officer
Sebastian Serrell-Watts	50	Executive Vice President, Secretary and Director

(1)	All but Arthur G. Mikaelian have resigned as of the date hereof.

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

Board Meetings

During the fiscal year ended August 31, 2015, we had two directors. During the year fiscal year ended August 31, 2015, the Board held one meeting and has taken numerous actions by unanimous written consent.

Shareholder Communications

We do not have a formal shareholder communications process. Shareholders are welcome to communicate with the Company by forwarding correspondence to Petlife Pharmaceuticals, Inc., 433 N Camden Drive, Beverly Hills, CA 90210, Attn.: Shareholder Relations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the SEC. To our knowledge, during the fiscal year ended August 31, 2015, based solely on a review of such materials as are required by the SEC, all required reporting is current and accurate.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes all compensation recorded by us in the period for the years ended August 31, 2015 and 2014 for our named executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Arthur G. Mikaelian, CEO	2014	-	-	40,000	-	-	-	-	40,000
	2015	110,400	-	-	-	-	-	-	110,400

Sebastian Serrell-Watts, CFO	2014	-	-	32,000	-	-	-	-	32,000
	2015	-	-	-	-	-	-	-	-

Bruce Niswander, CFO	2014	-	-	10,400	-	-	-	-	10,400
	2015	-	-	-	-	-	-	-	-

Vivek Ramana, CMO	2014	-	-	-	-	-	-	-	(2)
	2015	-	-	-	-	-	-	-	-

Executive Employment Agreements

We currently have no employment agreements with any officers or directors or significant employees.

Equity Compensation Plans

We have no current equity compensation plans.

Outstanding Equity Awards at Fiscal Year-end

There we no outstanding equity awards for our Executive officers for the years ended August 31, 2014 and August 31, 2015.

Stock Option Exercised

There were no stock options exercised on common shares during the years ended August 31, 2014 and August 31, 2015.

Expense Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

Retirement Plans and Benefits.

None.

Director Compensation

The following table summarizes all director compensation for our Executive officers in the most recent fiscal year ended August 31, 2015 and for the previous fiscal year ended August 31, 2014. No compensation was paid in either fiscal year due to lack of operating funds. There are no other standard compensation arrangements in place and all directors are treated equally with respect to any compensation.

		Fees earned or	Stock	Option	Total
Name	Year	paid in cash ($)	awards ($)	awards ($)	($)

Arthur G. Mikaelian	2014	—	40,000	—	40,000
	2015	110,400	-	-	110,00
Sebastian Serrell-Watts	2014	—	32,000	—	32,000
Randall Lanham	2013	—	—	—	—

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 24, 2015, by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group. Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. The shares of capital stock listed reflect the exchange of 1 share for every 15 shares of common stock effective August 12, 2014, and reflect a total of 58,532,156 shares issued and outstanding as of August 31, 2015.

The business address of each individual or entity is c/o PetLife Pharmaceuticals, Inc., 433 N. Camden Dr., Beverly Hills, CA 90210.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock
Common Stock	Dr. Arthur Grant Mikaelian (2)	26,754,940	44.2%
Common Stock	Sebastian Serrell-Watts (2)	3,000,000	5.0%
Common Stock	Bruce Niswander (2)	150,000	0.2%
Common Stock	Vivek Ramana (2)	150,000	0.2%
Common Stock	Elite International Partners, Inc., 8233 Roxbury, Los Angeles, CA 90069	5,491,944	9.2%
Common Stock	All officers and directors (4 persons) (2)	30,054,940	49.7%

(1)	All shares are owned directly.

(2)	Officer and director.

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

Item 14. Principal Accountant Fees and Services

On December 1, 2015 the Company engaged LBB & Associates Ltd., LLP (“LBB”) as its independent registered public accounting firm for the Company’s fiscal year ended August 31, 2014 and 2013. LBB remains the Company’s accounting firm. LBB has been paid a retainer of $10,000 but has not yet billed the Company for audit fees.

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

	Fiscal Years Ended
	August 31, 2015	August 31, 2014
Audit Fees (1)	$22,000	$21,500
Audit Related Fees (2)	-	-
Tax Fess (3)	-	-
All Other Fees (4)	-	-
	$22,000	$21,500

(1) Audit Fees

Audit fees include fees incurred for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for the two years ended August 31, 2015 and for the reviews of the quarterly interim consolidated financial statements included in the Company’s Forms 10-Q for the fiscal years ended August 31, 2015.

(2) Audit-Related Fees

We have not yet been billed by LBB for audit related fees for August 31, 2015.

(3) Tax Fees

No fees of this sort were billed for the years ended August 31, 2014 and 2015.

(4) All Other Fees

No fees of this sort were billed for the years ended August 31, 2014 and 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended August 31, 2015 to be signed on its behalf by the undersigned, thereunto duly authorized.

Petlife Pharmaceuticals, Inc.
January 4, 2016
	By:	/s/ Arthur G. Mikaelian
Arthur G. Mikaelian
Chief Executive Officer, Director

	By:	/s/ Arthur G. Mikaelian
Arthur G. Mikaelian
Chief Financial & Principal Accounting Officer,

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

(i) Incorporated herein by reference to the Company’s Periodic Report on Form 8-K filed on April 8, 2014.

(ii) Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on December 16, 2014.

PETLIFE PHARMACEUTICALS, INC.

PETLIFE PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	August 31,
	2015	2014
ASSETS
Current assets
Cash	$-	$6,852
Due from affiliate	4,800	10,582
Total current assets	4,800	17,434

Website development	600	-

Total asssets	$5,400	$17,434

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expense	$360,527	$-
Due to shareholder	10,000	-
Total current liabilities	370,527	-

Total liabilities	370,527	-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 750,000,000 authorized, 58,532,156 and 54,634,056 shares issued and outstanding, respectively	58,532	54,634
Additional paid-in capital	3,024,029	1,474,889
Accumulated deficit	(3,447,688)	(1,512,089)
Total stockholders’ equity (deficit)	(365,127)	17,434

Total liabilities and stockholders ‘ equity (deficit)	$5,400	$17,434

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

Consolidated Statement of Operations

	Year ended	Year ended
	August 31, 2015	August 31, 2014

Revenue	$-	$-

Operating Expenses
Research and development-related party	-	73,198
Manufacturing and production	220,733	60,079
General and administrative	1,714,866	1,378,774
Total operating expenses	1,935,599	1,512,051

Operating loss	(1,935,599)	(1,512,051)

Net loss	$(1,935,599)	$(1,512,051)

Net loss per share - basic and diluted	$(0.03)	$(0.04)

Weighted average shares outstanding	57,297,917	40,113,465

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

Year Ended August 31, 2015 and 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance: August 31, 2013	37,990,000	37,990	(37,952)	(38)	-

Common stock issued in connection with reverse merger	10,988,116	10,988	89,012	-	100,000

Issuance of common stock for cash	676,000	676	183,824	-	184,500

Stock-based compensation	4,979,940	4,980	1,240,005	-	1,244,985

Net loss	-	-	-	(1,512,051)	(1,512,051)

Balance August 31, 2014	54,634,056	54,634	1,474,889	(1,512,089)	17,434

Stock-based compensation	3,898,100	3,898	1,549,140	-	1,553,038

Net loss	-	-	-	(1,935,599)	(1,935,599)

Balance August 31, 2015	58,532,156	$58,532	$3,024,029	$(3,447,688)	$(365,127)

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flow

	For the year	For the year
	ended	ended
	August 31, 2015	August 31, 2014
Net Cash from (used in) operating activities
Net loss	$(1,935,599)	$(1,512,051)
Stock-based compensation	1,553,038	1,244,985
Accounts payable and accrued expenses	360,527	-
Net cash used in operating activities	(22,034)	(267,066)

Net cash from (used in) investing activities
Capital expenditure	(600)	-
Reverse acquisition	-	100,000
Net cash provided by (used in) investing activities	(600)	100,000

Net cash provided by financing activities
Proveeds from the sale of common stock	-	184,500
Due from affiliate, net	5,782	(10,582)
Proceeds from sharholder advance	10,000	-
Net cash provided by financing activities	15,782	173,918

Increase (decrease) in cash	(6,852)	6,852

Cash, beginning of period	6,852	-

Cash, end of period	$-	$6,852

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2015 and from

Inception (December 12, 2012) to August 31, 2015

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

All references that refer to (the “Company” or “PetLife Pharmaceuticals, Inc.” or "Petlife" or “we” or “us” or “our”) are PetLife Pharmaceuticals, Inc., the Registrant and its wholly and or majority owned subsidiaries. We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and have developed and is launching a new generation of potentiated veterinary cancer medications and nutraceuticals, based on the same patented formula “Escozine” and production processes that have been scientifically proven as an effective treatment for cancer in humans for years. We have not generated any revenues to date, have incurred expenses and has sustained losses since December 12, 2012 (date of inception). Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from December 12, 2012 (date of inception) through August 31, 2015, we have accumulated a deficit through its development stage of approximately $3,447,688.

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2015 and from

Inception (December 12, 2012) to August 31, 2015

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

AUGUST 31, 2015 and from

Inception (December 12, 2012) to August 31, 2015

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

AUGUST 31, 2015 and from

Inception (December 12, 2012) to August 31, 2015

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

As of August 31, 2015, the Company did not have any issued or outstanding stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred costs of $0 and $73,198 for research and development expenses for the years ended August 31, 2015 and 2014.

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

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2015 and from

Inception (December 12, 2012) to August 31, 2015

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers. We will adopt the standard in 2018. While we are currently assessing the impact of the new standard, we do not expect this new guidance to have a material impact on our Consolidated Financial Statements.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements as of August 31, 2015, the Company has an accumulated deficit of $3,447,688. As of August 31, 2015, the Company’s absence of revenues, recurring losses and its need for additional financing to operate and fund its projected loss in 2016 raise substantial doubt about its ability to continue as a going concern.

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

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2015 and from

Inception (December 12, 2012) to August 31, 2015

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

During the year ended August 31, 2014, the Company issued 4,979,940 shares of its $.001 par value common stock for services valued at $1,244,985.

In August, 2014, the Company sold 676,000 shares of its $.001 par value common stock for $184,500.

In September 2014, the Company issued 10,000 shares of its $.001 par value common stock for cash of $10,000. As of May 31, 2015, the common stock has not been issued and is included in accrued expenses.

During the year ended August 31, 2015, the Company issued 3,898,100 shares of its $.001 par value common stock for services valued at $1,553,038.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 30, 2013, the Company entered into an agreement with Medolife Corporation ("Medolife), an affiliated company, for the performance of certain ongoing services and maintenance related to a scorpion reservation , together with the providing of other services such as product operations, research and development to support the Company's product marketing. During the year ended August 31, 2014 Medolife invoiced the Company for services and maintenance of $165,800. During year ended August 31, 2014, Medolife received proceeds from the sale of the Company’s common stock totaling $184,500. The Company was owed $4,800 and $10,582 from Medolife as of August 31, 2015 and 2014.

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

NOTE 5 – INCOME TAXES

As of August 31, 2015 the Company has accumulated losses of approximately $3,447,000. A deferred tax asset has been provided and has a 100% valuation allowance.

NOTE 6 – SHARE EXCHANGE AGREEMENT

On April 18, 2014, Petlife Corporation entered into a Share Exchange agreement with PetLife Pharmaceuticals, Inc. (formerly Clear TV Ventures, Inc.), a publicly traded company. The shares of Petlife Corporation were exchanged for 47,000,000, or 80% of the issued and outstanding shares of PetLife Pharmaceuticals, Inc.

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

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2015 and from

Inception (December 12, 2012) to August 31, 2015

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

