Form 10-K/A
period 2015-08-31
PetLife Pharmaceuticals, Inc.
filed 2016-01-06
CIK 1354591

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

The number of shares of the registrant’s common stock outstanding as of December 31, 2015 was 38,115,356 shares.

This document amends our previously filed Form 10-K to include the auditors opinion for the years ended August 31, 2015 and 2014 and to include updated financial statements. The previous Form 10-K was inadvertently filed, The document (including information incorporated herein by reference) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve a degree of risk and uncertainty due to various factors affecting PetLife Pharmaceuticals, Inc. (Formerly Clear TV Ventures, Inc. and formerly Eco Ventures Group, Inc.)

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

The report of our independent auditors dated January 5, 2016 on our consolidated financial statements for the year ended August 31, 2015 and 2014 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our incurring significant losses from operations and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations.  Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.

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

Results of Operations

Year ended August 31, 2015 compared to period ended August 31, 2014

Net loss

We incurred a net loss of $1,932,201 for the year ended August 31, 2015 as compared to the net loss we incurred for the year ended August 31, 2014 of $1,512,051. The increase in loss is attributable principally to increased general and administrative expenses which includes an increase in stock-based compensation.

Operating expenses

For the year ended August 31, 2015 we incurred $1,932,201 in operating expenses as compared to $1,512,051 in operating expenses we incurred for the prior year. Operating expenses for the year ended August 31, 2015 increased due to the commencement of operations of our PetLife products business as well as an increase in stock-based compensation.

Loss from Operations

For the year ended August 31, 2015 we incurred a loss from operations of $1,932,201 as compared to the operating loss we incurred for the year ended August 31, 2014 of $1,512,051.

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

Net Cash Provided by Financing Activities

During the year ended August 31, 2015, we received net cash provided by financing activities totaling $15,782 from a shareholder advance and due from affiliate. During the year ended August 31, 2014, we received net cash provided by financing activities totaling $173,918 primarily from the sale of common stock.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not established any sources of revenue to cover its operating expenses for the years ended August 31, 2015 and 2014.   In addition, the Company has incurred accumulated deficit of $3,444,290 and used $22,034 in cash for operating activities for the year ended August 31, 2015.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total

Arthur G. Mikaelian, CEO	2014	-	-	40,000	-	-	-	-	40,000
	2015	110,400	-	40,000	-	-	-	-	150,400

Sebastian Serrell-Watts, CFO	2014	-	-	32,000	-	-	-	-	32,000
	2015	-	-	-	-	-	-	-	-

Bruce Niswander, CFO	2014	-	-	28,000	-	-	-	-	28,000
	2015	-	-	-	-	-	-	-	-

Vivek Ramana, CMO	2014	-	-	-	-	-	-	-	(2)
	2015	-	-	-	-	-	-	-	-

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

		Fees earned or	Stock	Option	Total
Name	Year	paid in cash ($)	awards ($)	awards ($)	($)

Arthur G. Mikaelian	2014	—	40,000	—	40,000
	2015	110,400	40,000	-	150,400
Sebastian Serrell-Watts	2015	—	32,000	—	32,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2015, by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each current director and named executive officer of the Company and (iii) all executive officers and directors as a group. Except as indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned. The shares of capital stock listed reflect the exchange of 1 share for every 15 shares of common stock effective August 12, 2014, and reflect a total of 58,532,156 shares issued and outstanding as of August 31, 2015.

The business address of each individual or entity is c/o PetLife Pharmaceuticals, Inc., 433 N. Camden Dr., Beverly Hills, CA 90210.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock
Common Stock	Dr. Arthur Grant Mikaelian (2)	26,754,940	45.7%
Common Stock	Sebastian Serrell-Watts (2)	3,000,000	5.1%
Common Stock	Bruce Niswander (2)	150,000	0.2%
Common Stock	Vivek Ramana (2)	150,000	0.2%
Common Stock	Elite International Partners, Inc., 8233 Roxbury, Los Angeles, CA 90069	5,491,944	9.4%
Common Stock	All officers and directors (4 persons) (2)	30,054,940	51.3%

(1)	All shares are owned directly.

(2)	Officer and director.

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

The following table sets forth fees billed to us by RBSM during the fiscal years ended August 31, 2015 and 2014 for: (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

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
January 6, 2016
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

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Petlife Pharmaceuticals, Inc.

Beverly Hills, CA

We have audited the accompanying consolidated balance sheets of Petlife Pharmaceuticals, Inc. (the “Company”) as of August 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Petlife Pharmaceuticals, Inc., as of August 31, 2015 and 2014, and the results of its consolidated operations, stockholders’ equity (deficit), and its cash flows for the years ended August 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2016 raise substantial doubt about its ability to continue as a going concern. The 2015 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & ASSOCIATES LTD., LLP
LBB & Associates Ltd., LLP
Houston, Texas
January 5, 2016

PETLIFE PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	August 31,
	2015	2014
ASSETS
Current assets
Cash	$-	$6,852
Due from affiliate	4,800	10,582
Total current assets	4,800	17,434

Website development	600	-

Total asssets	$5,400	$17,434

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$235,427	$-
Accounts payable and accrued expenses - related party	125,100	-
Due to shareholder	10,000	-
Total current liabilities	370,527	-

Total liabilities	370,527	-
Committments	-	-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 750,000,000 authorized, 58,532,156 and 54,634,056 shares issued and outstanding, respectively	58,532	54,634
Additional paid-in capital	3,020,631	1,474,889
Accumulated deficit	(3,444,290)	(1,512,089)
Total stockholders’ equity (deficit)	(365,127)	17,434

Total liabilities and stockholders ‘ equity (deficit)	$5,400	$17,434

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

Consolidated Statement of Operations

	Year ended	Year ended
	August 31, 2015	August 31, 2014

Revenue	$-	$-

Operating Expenses
Research and development-related party	-	73,198
Manufacturing and production	220,733	60,079
General and administrative	1,711,468	1,378,774
Total operating expenses	1,932,201	1,512,051

Operating loss	(1,932,201)	(1,512,051)

Net loss	$(1,932,201)	$(1,512,051)

Net loss per share - basic and diluted	$(0.03)	$(0.04)

Weighted average shares outstanding - basic and diluted	57,297,917	40,113,465

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

Statements of Stockholders’ Equity (Deficit)

Year Ended August 31, 2015 and 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance: August 31, 2013	37,990,000	37,990	(37,952)	(38)	-

Common stock issued in connection with reverse merger	10,988,116	10,988	89,012	-	100,000

Issuance of common stock for cash	676,000	676	183,824	-	184,500

Stock-based compensation	4,979,940	4,980	1,240,005	-	1,244,985

Net loss	-	-	-	(1,512,051)	(1,512,051)

Balance August 31, 2014	54,634,056	54,634	1,474,889	(1,512,089)	17,434

Stock-based compensation	3,898,100	3,898	1,545,742	-	1,549,640

Net loss	-	-	-	(1,932,201)	(1,932,201)

Balance August 31, 2015	58,532,156	$58,532	$3,020,631	$(3,444,290)	$(365,127)

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flow

	For the year	For the year
	ended	ended
	August 31, 2015	August 31, 2014
Net Cash from (used in) operating activities
Net loss	$(1,932,201)	$(1,512,051)
Stock-based compensation	1,549,640	1,244,985
Accounts payable and accrued expenses	235,427	-
Accounts payable and accrued expenses	125,100	-
Net cash used in operating activities	(22,034)	(267,066)

Net cash from (used in) investing activities
Capital expenditure	(600)	-
Reverse acquisition	-	100,000
Net cash provided by (used in) investing activities	(600)	100,000

Net cash provided by financing activities
Proveeds from the sale of common stock	-	184,500
Due from affiliate, net	5,782	(10,582)
Proceeds from sharholder advance	10,000	-
Net cash provided by financing activities	15,782	173,918

Increase (decrease) in cash	(6,852)	6,852

Cash, beginning of period	6,852	-

Cash, end of period	$-	$6,852

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2015 and 2014

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

All references that refer to (the “Company” or “PetLife Pharmaceuticals, Inc.” or "Petlife" or “we” or “us” or “our”) are PetLife Pharmaceuticals, Inc., the Registrant and its wholly and or majority owned subsidiaries. We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and have developed and is launching a new generation of potentiated veterinary cancer medications and nutraceuticals, based on the same patented formula “Escozine” and production processes that have been scientifically proven as an effective treatment for cancer in humans for years. We have not generated any revenues to date, have incurred expenses and has sustained losses since December 12, 2012 (date of inception). Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from December 12, 2012 (date of inception) through August 31, 2015, we have accumulated a deficit of approximately $3,444,290.

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2015 and 2014

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

AUGUST 31, 2015 and 2014

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

AUGUST 31, 2015 and 2014

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

AUGUST 31, 2015 and 2014

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements as of August 31, 2015, the Company has an accumulated deficit of $3,444,290. As of August 31, 2015, the Company’s absence of revenues, recurring losses and its need for additional financing to operate and fund its projected loss in 2016 raise substantial doubt about its ability to continue as a going concern.

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

AUGUST 31, 2015 and 2014

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

During the year ended August 31, 2014, the Company issued 4,979,940 shares of its $.001 par value common stock for services valued at $1,244,985.

In August, 2014, the Company sold 676,000 shares of its $.001 par value common stock for $184,500.

In September 2014, the Company sold 10,000 shares of its $.001 par value common stock for cash of $10,000. As of May 31, 2015, the common stock has not been issued and is included in accrued expenses.

During the year ended August 31, 2015, the Company issued 3,898,100 shares of its $.001 par value common stock for services valued at $1,549,640.

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

During the year ended August 31, 2015, the Company received $10,000 in shareholder advances. It is due on demand, non-interesting bearing, and unsecured.

NOTE 5 – INCOME TAXES

As of August 31, 2015 the Company has accumulated losses of approximately $3,444,000. A deferred tax asset has been provided and has a 100% valuation allowance.

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

AUGUST 31, 2015 and 2014

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

