Form 10-K/A
period 2015-08-31
PetLife Pharmaceuticals, Inc.
filed 2016-01-08
CIK 1354591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 2

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

This Amendment No. 2 to the Form 10-K for Petlife Pharmaceuticals, Inc. for the fiscal year ended August 31, 2015 is only filed to correct an error in checking the inaccurate box relative to XBRL filings in the previously filed Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended August 31, 2015 to be signed on its behalf by the undersigned, thereunto duly authorized.

Petlife Pharmaceuticals, Inc.
January 8, 2016
	By:	/s/ Arthur G. Mikaelian
Arthur G. Mikaelian
Chief Executive Officer, Director

	By:	/s/ Arthur G. Mikaelian
Arthur G. Mikaelian
Chief Financial & Principal Accounting Officer,