Form 10-Q
period 2015-11-30
PetLife Pharmaceuticals, Inc.
filed 2016-01-14
CIK 1354591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

The number of shares of the registrant’s common stock outstanding as of January 13, 2016 was 38,115,356 shares.

Petlife Pharmaceuticals, Inc.

PART I. Financial Information

Item 1. Financial Statements

PETLIFE PHARMACEUTICALS, INC.

Consolidated Balance Sheets

 (Unaudited)

	November 30, 2015	August 31, 2015
ASSETS
Current assets
Cash	$-	$-
Due from Parent	4,800	4,800
Total current assets	4,800	4,800

Website development	600	600

Total asssets	$5,400	$5,400

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$264,593	$235,427
Accounts payable and accrued expenses - related party	125,100	125,100
Note payable Lanham Trust	10,000	10,000
Total current liabilities	399,693	370,527

Total liabilities	399,693	370,527

Commitments

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 50,000,000 authorized, no preferred shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 750,000,000 authorized, 38,105,356 and 58,532,156 shares issued and outstanding, respectively	38,105	58,532
Additional paid-in capital	3,121,991	3,020,631
Accumulated deficit	(3,554,389)	(3,444,290)
Total stockholders’ equity (deficit)	(394,293)	(365,127)

Total liabilities and stockholders’ equity (deficit)	$5,400	$5,400

The accompanying notes are an integral part of these consolidated financial statements.

PETLIFE PHARMACEUTICALS, INC.

Consolidated Statement of Operations

(Unaudited)

	For the three	For the three
	months	months
	November 30, 2015	November 30, 2014

Revenue	$-	$-

Operating Expenses
Research and devlopment-related party	-	-
Manufacturing and production	-	97,858
General and administrative	110,099	1,358,453
	110,099	1,456,311

Operating loss	(110,099)	(1,456,311)

Net loss	$(110,099)	$(1,456,311)

Net loss per share - basic and diluted	$(0.00)	$(0.03)

Weighted average shares outstanding - basic and diluted	56,287,453	55,262,955

The accompanying notes are an integral part of these consolidated financial statements.

PETLIFE PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flow

(Unaudited)

	For the	For the
	three months	three months
	ended	ended
	November 30, 2015	November 30, 2014
Net Cash from (used in) operating activities
Net loss	$(110,099)	$(1,456,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	80,933	1,229,838
Changes in current assets and liabilities:
Due from affiliate	-	5,782
Accounts payable and accrued expense	29,166	111,000
Accounts payable and accrued expense - related party	-	93,500
Net cash used in operating activities	-	(16,191)

Net cash from (used in) investing activities
Capital expenditures	-	(600)

Net cash used in investing activities	-	(600)

Net cash provided by financing activities
Proceeds from shareholder advance	-	10,000
Net cash provided by financing activities	-	10,000

Increase (decrease) in cash	-	(6,791)

Cash, beginning of period	-	6,852

Cash, end of period	$-	$61

Non-cash transaction
Common shares returned to treasury and cancelled	$21,583	$-

The accompanying notes are an integral part of these consolidated financial statements.

Petlife Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

November 30, 2015

(Unaudited)

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

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis and business presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, a Nevada corporation (“Company”) and its wholly-owned subsidiary, Petlife Corporation (“Petlife”), a Delaware corporation. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report for the year ended August 31, 2015 filed with the SEC on Form 10-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year ended August 31, 2015 as reported in Form 10-K/A have been omitted.

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

Petlife Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

November 30, 2015

(Unaudited)

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

Petlife Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

November 30, 2015

(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements at November 30, 2015, the Company had an accumulated deficit of $3,554,389. As of November 30, 2015 and through the date hereof, the Company has very limited funds on which to operate.

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

Also effective November 20, 2015, the Company issued a total of 626,000 shares of common stock to investors and issued 530,200 shares of common stock to officers and employees of the Company in lieu of salary valued at a total of $80,933.

Petlife Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

November 30, 2015

(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 30, 2013, the Company entered into an agreement with Medolife Corporation (“Medolife) , an affiliated company, for the performance of certain ongoing services and maintenance related to a scorpion reservation , together with the providing of other services such as product operations, research and development to support the Company’s product marketing. During the year ended August 31, 2014 Medolife invoiced the Company for services and maintenance of $165,800. During year ended August 31, 2014, Medolife received proceeds from the sale of the Company’s common stock totaling $184,500. The Company was owed $4,800 from Medolife as of November 30, 2015.

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

NOTE 5 – OFFICER AND DIRECTOR RESIGNATION

Pursuant to agreement, effective November 13, 2015 Bruce Niswander and Sebastian Serrell-Watts resigned as officers and directors of the Company.

NOTE 6 – SUBSEQUENT EVENTS

In September 2014, the Company issued 10,000 shares of its $.001 par value common stock for cash of $10,000. As of November 30, 2015, the common stock has not been issued and is included in accrued expenses. Shares were issued subsequent to period end.

On December 15, 2015 the Company and Alexian Scientific entered into an amendment to the Reorganization and Stock Purchase Agreement to extend to proposed closing date to on or before January 15, 2016. On January 13, 2016 the Company and Alexian further extended the closing date to on or before February 28, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of Petlife Pharmaceuticals, Inc., formerly Clear TV Ventures, Inc. (the “Company”).

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of November 30, 2015 and 2014. It consists of the following subsections:

● “Introduction and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results for the for the three month period ended November 30, 2015 and 2014, as well as a summary of our expectations for fiscal 2016;

● “Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

● “Results of Operations and Comparison”,” which sets forth an analysis of the operating results for the quarter ended November 30, 2015 and 2014.

● Critical Accounting Policies,” which provides an analysis of the accounting policies we consider critical because of their effect on the reported amounts of assets, liabilities, income and/or expenses in our consolidated financial statements and/or because they require difficult, subjective or complex judgments by our management;

● “Recent Accounting Pronouncements and Developments,” which summarizes recently published authoritative accounting guidance, how it might apply to us and how it might affect our future results.

This item should be read in conjunction with our consolidated financial statements and the notes thereto included in this quarterly report.

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2016 Fiscal Year. The discussion also summarizes the results of our operations for the three months ended November 30, 2015 and 2014.

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

Plan of Operations

For the three months ended November 30, 2015 and 2014, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.

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

Results of Operations

Three months ended November 30, 2015 compared to three months ended November 30, 2014

Net loss

We incurred a net loss of $110,099 for the three months ended November 30, 2015 as compared to the net loss we incurred for the three month period ended November 30, 2014 of $1,456,311.

Operating expenses

For the three month period ended November 30, 2015 we incurred $110,099 in operating expenses as compared to $1,456,311 in operating expenses we incurred for the prior period. Operating expenses for the three months ended November 30, 2015 decreased due to the decrease in stock-based compensation.

Loss from Operations

For the three month period ended November 30, 2015 we incurred a loss from operations of $110,099 as compared to the operating loss we incurred for the three month period ended November 30, 2014 of $1,456,311 decreased due to the decrease in stock-based compensation.

Liquidity and Capital Resources

The Company has received no revenue from business operations from for the three months ended November 30, 2015 and 2014. We have consequently relied on funds received in connection with our equity and debt offerings to finance our ongoing operations. We have experienced net losses since inception, and we expect we will continue to incur losses for the next year. As of the date of this filing, we do not have any available external source of funds. We require additional capital in the near term to maintain our current operations. Although we are actively seeking additional equity and debt financing, such financing may not be available on acceptable terms, if at all.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $0 for the three month period ended November 30, 2015, as compared to net cash used of $16,191 in prior year’s operating activities.

Net Cash Used in Investing Activities

The Company had no cash used for investing activities for the three months ended November 30, 2015, and web site development costs of $600 for the three months ended November 30, 2014.

Net Cash Provided by Financing Activities

During the three months ended November 30, 2015 the Company had no cash provided by financing activities. During the three months ended November 30, 2014, the Company received a $10,000 advance from a shareholder.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not established any sources of revenue to cover its operating expenses the three months ended November 30, 2015 and 2014. In addition, the Company has incurred deficit accumulated of $3,554,389 at November 30, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of November 30, 2015, the Company did not have any issued or outstanding stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred costs of $165,800 for research and development expenses from December 12, 2012 (date of inception) through November 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2015, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2015, as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2015. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2015. Our Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements for the three month period ended November 30, 2014 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited condensed consolidated financial statements for the three months ended November 30, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective November 20, 2015, the Company issued a total of 626,000 shares of common stock to accredited investors and issued 530,200 shares of common stock to officers and employees of the Company in lieu of salary valued at a total of $80,933.

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

Dated: January 14, 2016	Petlife Pharmaceuticals, INC.
(the registrant)

By:	/s/ Arthur Mikaelian
Arthur Mikaelian
Chief Executive Officer, Chief Financial Officer

