Form 10-K/A
period 2015-08-31
PetLife Pharmaceuticals, Inc.
filed 2016-03-25
CIK 1354591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 3

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

This Amendment No. 3 to the Form 10-K for Petlife Pharmaceuticals, Inc. for the fiscal year ended August 31, 2015 is only filed to include the required officer certifications required to be filed as Exhibits by in Item 601(b)(31) and (32) or Regulation S-K which were not filed as exhibits to Amendment No. 2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended August 31, 2015 to be signed on its behalf by the undersigned, thereunto duly authorized.

Petlife Pharmaceuticals, Inc.
March 24, 2016
	By:	/s/ Arthur G. Mikaelian
Arthur G. Mikaelian
Chief Executive Officer, Director

/s/ Arthur G. Mikaelian
Chief Financial & Principal Accounting Officer

EXHIBIT INDEX

Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of June 26, 2014 between Eco Ventures Group, Inc. and PetLife Pharmaceuticals, Inc. (i)

3.2	Bylaws (ii)

10.1	Reorganization Agreement dated as of April 28, 2014 by and between Eco Ventures Group, Inc. and PetLife Corporation (i)

10.2	Patent License Agreement dated as of August 1, 2014 between Arthur Grant Mikaelian and Petlife Pharmaceuticals, Inc. (i)

10.3	Manufacturing Agreement dated as of May 8, 2014 between Petlife Corporation and Samson Pharmaceuticals, Inc. (i)

31.1	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Executive Officer

31.2	Certification Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by the Principal Financial Officer

32.1	Certification Required by 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Principal Executive Officer and Chief Financial Officer

101	Interactive data files (iii)

(i) Incorporated herein by reference to the Company’s Periodic Report on Form 8-K filed on April 8, 2014.

(ii) Incorporated herein by reference to the original filing of this Annual Report on Form 10-K.

(iii) Previously filed.