Form 10-Q
period 2016-05-31
PetLife Pharmaceuticals, Inc.
filed 2016-07-21
CIK 1354591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52445

Petlife Pharmaceuticals, Inc.

(Name of registrant as specified in its charter)

Nevada	33-1133537
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

38 West Main Street Hancock, MD	21750
(Address of principal executive offices)	(Zip Code)

(844) 473-8543

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

The number of shares of the registrant’s common stock outstanding as of July 14, 2016 was 38,105,356 shares.

Petlife Pharmaceuticals, Inc.

PART I. Financial Information

Item 1. Financial Statements

PETLIFE PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(Unaudited)

	May 31, 2016	August 31, 2015
ASSETS
Current assets
Due from Parent	$4,800	$4,800
Total current assets	4,800	4,800

Website development	600	600

Total asssets	$5,400	$5,400

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities
Accounts payable and accrued expenses	$500,404	$235,427
Accounts payable and accrued expenses - related party	143,820	125,100
Note payable Lanham Trust	10,000	10,000
Total current liabilities	654,224	370,527

Total liabilities	654,224	370,527

Stockholders' equity
Preferred stock, $0.001 par value, 50,000,000 authorized, no preferred shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 750,000,000 authorized, 38,105,356 and 58,532,156 shares issued and outstanding, respectively	38,105	58,532
Additional paid-in capital	3,121,991	3,020,631
Accumulated deficit	(3,808,920)	(3,444,290)
Total stockholders' equity	(648,824)	(365,127)

Total liabilities and stockholders ' equity	$5,400	$5,400

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

Consolidated Statement of Operations

(Unaudited)

	For the three		For the nine
	months ended May 31,		months ended May 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating Expenses
Research and devlopment-related party	-	-	-	-
Manufacturing and production	-	9,375	-	211,358
General and administrative	123,989	268	364,630	1,700,526
	123,989	9,643	364,630	1,911,884

Operating loss	(123,989)	(9,643)	(364,630)	(1,911,884)

Net loss from continung operations	$(123,989)	$(9,643)	$(364,630)	$(1,911,884)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted average shares outstanding	38,105,356	58,032,156	44,143,936	58,032,156

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flow

(Unaudited)

	For the	For the
	nine months ended	nine months ended
	May 31, 2016	May 31, 2015
Net Cash from (used in) operating activities
Net loss	$(364,630)	$(1,911,884)
Services paid for in stock	80,933	1,543,038
Accounts payable and accrued expense	264,977	346,812
Accounts payable and accrued expense - related party	18,720	5,782

Net cash used in operating activities	-	(16,252)

Net cash from (used in) investing activities
Capital expenditures	-	(600)

Net cash used in investing activities	-	(600)

Net cash provided by financing activities
Proceeds from shareholder advances		10,000
Net cash provided by financing activities	-	10,000

Increase (decrease) in cash	-	(6,852)

Cash, beginning of period	-	6,852

Cash, end of period	$-	$-

Non-cash transaction
Common shares returned to treasury and cancelled	$21,583	$-

The accompanying notes are an integral part of these financial statements.

Petlife Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended May 31, 2016

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

For the Three and Nine Months Ended May 31, 2016

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

Petlife Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended May 31, 2016

(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements at May 31, 2016, the Company had an accumulated deficit of $3,808,920. As of May 31, 2016 and through the date hereof, the Company has very limited funds on which to operate.

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

NOTE 3 – STOCKHOLDERS’ DEFICIT

Common Stock

Effective November 20, 2015, principals of the Company cancelled and returned to treasury a total of 21,583,000 shares of common stock held by them in order to complete a business combination. The business combination negotiations have been terminated.

Also effective November 20, 2015, the Company issued a total of 626,000 shares of common stock to consultants and issued 530,200 shares of common stock to officers and employees of the Company in lieu of salary valued at a total of $80,933.

Petlife Pharmaceuticals, Inc.

Notes to the Consolidated Financial Statements

For the Three and Nine Months Ended May 31, 2016

(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

On December 30, 2013, the Company entered into an agreement with Medolife Corporation (“Medolife), an affiliated company, for the performance of certain ongoing services and maintenance related to a scorpion reservation, together with the providing of other services such as product operations, research and development to support the Company’s product marketing. During the year ended August 31, 2014 Medolife invoiced the Company for services and maintenance of $165,800. During year ended August 31, 2014, Medolife received proceeds from the sale of the Company’s common stock totaling $184,500. The Company was owed $4,800 from Medolife as of May 31, 2016.

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

The Company has related party payable and accruals of $143,820 and $125,100 as of May 31, 2016 and August 31, 2015, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of Petlife Pharmaceuticals, Inc. (the “Company”).

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of May 31, 2016 and 2015. It consists of the following subsections:

● “Introduction and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results for the for the three and nine month ended May 31, 2016 and 2015, as well as a summary of our expectations for fiscal 2016;

● “Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

● “Results of Operations and Comparison”,” which sets forth an analysis of the operating results for the quarter ended May 31, 2016 and 2015.

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

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2016 Fiscal Year. The discussion also summarizes the results of our operations for the three and nine months ended May 31, 2016 and 2015.

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

Plan of Operations

For the three and nine months ended May 31, 2016 and 2015, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.

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

Results of Operations

Three months ended May 31, 2016 compared to three months ended May 31, 2015

Net loss

We incurred a net loss of $123,989 for the three months ended May 31, 2016 as compared to the net loss we incurred for the three month period ended May 31, 2015 of $9,643.

Operating expenses

For the three month period ended May 31, 2016 we incurred $123,989 in operating expenses as compared to $9,643 in operating expenses we incurred for the prior period. Operating expenses for the three months ended May 31, 2016 increased due to the increase in legal fees.

Loss from Operations

For the three month period ended May 31, 2016 we incurred a loss from operations of $123,989 as compared to the operating loss we incurred for the three month period ended May 31, 2015 of $9,643 increased due to the increase in legal fees.

Nine months ended May 31, 2016 compared to nine months ended May 31, 2015

Net loss

We incurred a net loss of $364,630 for the nine months ended May 31, 2016 as compared to the net loss we incurred for the nine month period ended May 31, 2015 of $1,911,884.

Operating expenses

For the nine month period ended May 31, 2016 we incurred $364,630 in operating expenses as compared to $1,911,884 in operating expenses we incurred for the prior period. Operating expenses for the nine months ended May 31, 2016 decreased due to the decrease in stock-based compensation and decrease in legal fees.

Loss from Operations

For the nine month period ended May 31, 2016 we incurred a loss from operations of $364,630 as compared to the operating loss we incurred for the nine month period ended May 31, 2015 of $1,911,884 decreased due to the decrease in stock-based compensation and decrease in legal fees.

Liquidity and Capital Resources

The Company has received no revenue from business operations from the nine months ended May 31, 2016 and 2015. We have consequently relied on funds received in connection with our equity and debt offerings to finance our ongoing operations. We have experienced net losses since inception, and we expect we will continue to incur losses for the next year. As of the date of this filing, we do not have any available external source of funds. We require additional capital in the near term to maintain our current operations. Although we are actively seeking additional equity and debt financing, such financing may not be available on acceptable terms, if at all.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $0 for the nine month period ended May 31, 2016, as compared to net cash used of $16,252 in prior period’s operating activities.

Net Cash Used in Investing Activities

The Company had no cash used for investing activities for the nine months ended May 31, 2016, and web site development costs of $600 for the nine months ended May 31, 2015.

Net Cash Provided by Financing Activities

During the nine months ended May 31, 2016 the Company had no cash provided by financing activities. During the nine months ended May 31, 2015, the Company received a $10,000 advance from a shareholder.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not established any sources of revenue to cover its operating expenses the three and nine months ended May 31, 2016 and 2015. In addition, the Company has incurred deficit accumulated of $3,808,920 at May 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of May 31, 2016, the Company did not have any issued or outstanding stock options.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred costs of $165,800 for research and development expenses from December 12, 2012 (date of inception) through May 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of May 31, 2016, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2016, as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2016. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of May 31, 2016. Our Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our unaudited consolidated financial statements for the nine month period ended May 31, 2016 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited condensed consolidated financial statements for the nine months ended May 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

None during the quarter ended May 31, 2016.

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

Dated: July 21, 2016	Petlife Pharmaceuticals, INC.
(the registrant)

	By:	/s/ Ralph T. Salvagno, MD
Ralph T. Salvagno, MD
Chief Executive Officer, Chief Financial Officer

