Form 10-K
period 2016-08-31
PetLife Pharmaceuticals, Inc.
filed 2016-12-21
CIK 1354591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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

The number of shares of the registrant’s common stock outstanding as of December 6, 2016 was 59,686,171 shares.

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

All references in this Form 10-K that refer to the “Company,” “PetLife Pharmaceuticals, Inc..”, “Registrant,” “we,” “us” or “our” are to Petlife Pharmaceuticals, Inc., a Nevada formed corporation.

Item 1. Business

PetLife Pharmaceuticals, Inc. (PetLife) has developed and is launching a new generation of potentiated veterinary cancer medications and nutraceuticals, under its new tradename VitalzulTM, based on the same patented formula “Escozine” and production processes that have been scientifically proven as an effective treatment for cancer in humans for years. Escozine (for humans) is currently sold as either a nutraceutical or prescription drug in 40 countries including the US.

Historical Company Information

We were incorporated on April 5, 2002 under the laws of the State of Nevada as “Aztek Ventures Inc.” Effective November 13, 2007, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” Effective April 21, 2008, we amended our Articles of Incorporation to change our name from “Genesis Uranium Corp.” to “Vault Technology Inc.” to reflect the change in our business focus beyond solely that of uranium exploration. Effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Vault Technology, Inc.” to “Modern Renewable Technologies, Inc.” (“Modern”). On May 27, 2011, Modern, merged with Eco Ventures Group, Inc., and the name of the Company was changed to Eco Ventures Group, Inc. On July 18, 2013, the Company declared a 15-for-1 reverse stock split for all of its common and preferred stock. On June 26, 2014, Eco Ventures Group, Inc. entered into an Agreement and Plan of Merger with its subsidiary, PetLife Pharmaceuticals, Inc., a Nevada Corporation, with PetLife Pharmaceuticals, Inc. being the surviving entity. As part of that merger, the name of the Company was changed to PetLife Pharmaceuticals, Inc. and each 20 shares of our common stock were exchanged for one share in the surviving company. Effective August 12, 2014 we completed the closing of the Share Exchange Agreement and the acquisition of Petlife and changed our name to Petlife Pharmaceuticals, Inc. Effective July 19, 2016, we agreed to complete a subsidiary merger in which we effectively complete a 1 for 5 reduction in our outstanding shares. All references herein to the number of shares outstanding and per-share amounts have been retroactively restated to reflect both the reverse stock split on July 18, 2013, the exchange ratio in the merger with PetLife Pharmaceuticals, Inc., and the reduction in September 2016.

Business of PetLife Pharmaceuticals, Inc.

PetLife Pharmaceuticals, Inc. (PetLife) has developed and is launching a new generation of HP (high potency) veterinary cancer medications and nutraceuticals, under the new tradename VitalzulTM, based on the same patented formula “Escozine” and production processes that have been scientifically proven as an effective treatment for cancer in humans for years. Escozine (for humans) is currently sold as either a nutraceutical or prescription drug in 40 countries including the US.

Given the histology (the similarity of the cellular biology) between humans and dogs and cats and the growing body of new preclinical research (UCSD) establishing the effectiveness of Escozine for the treatment of animals, PetLife has licensed the worldwide rights to formulate, package and market a new product line, “VitalzulTM.”

The lead for our FDA approval of the pharmaceutical version of VitalzulTM will be Dr. Vivek Ramana, our Chief Medical Officer, who has greater than 20 years of experience in the pharmaceutical industry and has worked on more than 25 drugs that have been approved by the FDA. Dr. Ramana has more than four years’ experience working with Escozine and is in the final stages of having it approved as an Oncology drug for humans in India in partnership with Medolife. His combined professional experience and personal knowledge of Escozine and VitalzulTM gives Petlife great confidence in his ability to manage the process, adhere to the timelines and maintain the project budget.

The Company’s products have been demonstrated as a preventative and a treatment of cancer, and to dramatically improve the quality of life, and extend the longevity of pets with cancer — without the painful, debilitating side effects of toxic, conventional chemotherapy.

Summary

We have developed and are launching a new generation of high potency veterinary cancer medications and nutraceuticals, based on the patented “Escozine” formula. The Company’s production processes uses polarization technology to potentiate the main ingredient (scorpion venom), which dramatically increases its therapeutic effectiveness. Its use by medical professionals across the globe have shown scientific evidence as being effective for cancer in humans.

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

VitalzulTM is an innovative polarized, potentiated bioactive peptide extracted from the Blue Caribbean Scorpion ( Rhopularus Princeps) which contains amino acids, proteins and minerals. Medolife filed a patent in 2012 for their scorpion based venom product and polarization technology (Patent # US 8,097,284 B2). The polarization technique acts as a delivery system and additionally, amplifies the highly positive charges in extracellular membrane in VitalzulTM. One of the main components of VitalzulTM , Chlorotoxin (CTX), a 36 amino acid peptide, has a high positive charge at pH 7, which blocks small conductance chloride channels. It binds preferentially to cancerous or any abnormal cells leaving the normal cells intact.

At the molecular level, the cancer cells of humans, cats and dogs are quite similar. With respected scientific research (UCSD and others) establishing Escozine as an effective potential solution for pets, we have licensed the rights to use Medolife’s patented formula and manufacturing process to launch “Vitalzul™” — a line of over-the-counter nutraceuticals, infused dog and cat ‘treats’ and prescription strength pharmaceuticals for pets.

PetLife’s main product, Vitalzul™ inhibits blood vessels formation in solid tumors. Chlorotoxin blocks trans-membrane fluxes of chlorine and regulates the adjusting of cell growth, cell division, metastasis and induces apoptosis (dose dependent) that leads to tumor cells death. The regulating of activity of the potassium (K+) 3-4 kDa, sodium (N+) 6-8 kDa and chloride (CL+) voltgate ionic channels of the tumor cells leads to growth arrest and causes cell death (apoptosis); additionally, calcium dependent potassium channels inhibit growth of other cancer cells.

PetLife’s products are produced to the highest industry standards in a US FDA-approved manufacturing facility, Sampson Pharmaceuticals, located in Commerce, California.

The National Cancer Institute reported that in the United States alone, nearly 6 million dogs and 6.5 million cats are diagnosed with cancer annually with dogs being 35 times and cats 40 times more likely to suffer from cancer than humans. Sixty percent of dogs and cats over six years of age will be diagnosed with cancer.

In the United States over 92 million households own a dog or cat, representing 83.3 million dogs and 95.6 million cats. Consumer spending on domestic companion animals in the United States alone is expected to reach over $60.28 billion in 2015, with over $13 billion being spent on over the counter medications. Demand for domestic pet health products is expected to grow approximately 4 - 6% annually through 2018

PetLife is launching its first product — a nutraceutical version of Vitalzul™ – in the fall of 2017. A line of Vitalzul for PetsTM dog and cat treats is scheduled for launch in the first quarter of 2018.

PetLife plans to apply to the FDA in the fourth quarter of 2016 to begin a New Animal Drug Application for prescription strength version of VitalzulTM. Although there can be no assurance the FDA will work this quickly, the Company anticipates FDA approval of its prescription strength products in the second half of 2018, and intends to roll out those products shortly thereafter.

The Company has a developed a sophisticated, multi-channel marketing strategy, to be implemented in the second half of 2017, that includes direct sales, retail, veterinarian vertical market, affiliate sales and infomercials for its nutraceutical formulation.

Corporate Overview

PetLife Pharmaceuticals, Inc. is a registered U.S. Veterinary Pharmaceutical company whose mission is to bring its scientifically proven, potentiated bioactive medication and nutraceuticals — “Vitalzul™” — to the world of veterinary oncology. The Company specializes in the research, development, sales and support of advanced drugs and nutraceuticals for pet cancer and autoimmune related diseases such as arthritis.

In humans, Medolife has been successfully marketing its Escozine products for cancer prevention and treatment for 7 years with distribution in 40 countries. Since the histology (cellular biology) of human, dogs and cats is quite similar at the molecular level, PetLife has licensed from Medolife the worldwide rights to formulate, package and market VitalzulTM.

Business Strategy

●	Initially, enter the market with an oral nutraceutical version of Vitalzul™ with a focus on the oncology needs of dogs and cats.

●	Raise capital through traditional means, including through this private placement of securities, additional private placements, public offerings and/or bank financings.

●	Apply for FDA approval of the Caribbean Blue Scorpion animal pharmaceutical drug, VitalzulTM for cancer treatment, a prescription strength oral pharmaceutical as well as a concentrated intravenous and injectable version for direct administration to a tumor.

●	Concurrently develop edible dog and cat treats that are infused with Vitalzul’s active ingredients that deliver preventative benefits for both dogs and cats.

FDA Process, Cost and Time Line

The Company plan outlines the necessary studies and regulatory actions required to move VitalzulTM thought the Food and Drug Administration (“FDA”) and Center for Veterinary Medicine (“CVM”) approval process.

The lead for our FDA approval of the pharmaceutical version of VitalzulTM will be Dr. Vivek Ramana, our Chief Medical Officer, who has greater than 20 years of experience in the pharmaceutical industry and has worked on more than 25 drugs that have been approved by the FDA. Dr. Ramana has more than four years’ experience working with Escozine and is in the final stages of having it approved as an Oncology drug for humans in India in partnership with Medolife. His combined professional experience and personal knowledge of Escozine gives Petlife great confidence in his ability to manage the process, adhere to the timelines and maintain the project budget.

Dr. Ramana has provided Petlife with a time line of approximately 24 months to successfully complete the required clinical studies and register the pharmaceutical version of VitalzulTM with the FDA/CVM. We will also push to fast track the drug and can potentially have it approved as a compassionate use drug for pets in as little as nine months.

During the initial stage the drug will be analyzed to establish its structure, stability and toxicity. This stage will establish the ability to produce a stable, replicable drug product supply for the subsequent clinical studies in animals. This stage is estimated to take 3-9 months to complete at a cost of approximately $700,000.

The second stage is pre-clinical development. In this stage, Innovision Therapeutics will perform the studies necessary to establish the safety of the product. These studies include toxicology and dosing studies as well as establish the pharmokinetics and pharmodynamics of the drug. Essentially we want to learn what the drug does to the body and what the body does to the drug. This stage is estimated to take between 9 and 24 months. Many of these studies can be performed during the initial stage of the project if funding is available. The estimated cost of this stage is approximately $2,200,000.

In the third stage will include standard FDA phase I, II and III studies on dogs. These studies will establish safety and efficacy of the drug in a canine model and allow for the determination of appropriate dosing. Some of these studies can be run concurrently with earlier stages. The estimated to take between 12-24 months at accost of $3,600,000.

Based on the information provided in our Development Plan, assuming immediate full funding allowing concurrent studies, we expect to complete our FDA submission within 24 months.

The FDA/CVM registration is only necessary for the pharmaceutical version products Petlife wishes to sell globally. The nutraceutical version, pet food, treats and other products do require FDA/CVM approval under the Nutraceutical Division. Having this stamp of approval and completing these necessary tests will allow Petlife to make the necessary claims on the product label and in its advertising programs. This will move Petlife from a company with lots of anecdotal evidence and a few clinical trial to one with certified studies and evidence meeting all of the necessary requirements by the FDA/CVM.

The Company’s VitalzulTM Product

Escozine™ was originally developed and commercialized by Medolife Corp. in 2007. Until 2007, this natural medicine has only been available in Cuba, where it is known as Escozul, or its more diluted homeopathic version called Vidatox. Medolife currently holds the exclusive patent license, (United States patent # 8,097,284 B2) of the bioactive peptide and polarization technology used to make the Polarized Dilute Blue Scorpion Venom. Escozine™, is registered and certified for oncological treatment by the Minister of Health in the Dominican Republic. Escozine™ is currently registered and distributed in six countries (Dominican Republic, Vietnam, Russia, Belarus, Nigeria and Kazakhstan).

Studies show that Medolife’s US Pharmaceutical Corporations’ patented polarization technique (US Patent # 8097284 B2) increases the delivery of the scorpion venom into cancer cells which amplifies the effectiveness of Escozine™ dramatically compared to Cuban products Escozul or Vidatox. The product, VitalzulTM, is not produced or sold by Medolife or PetLife and neither Medolife nor PetLife rely on this product in any way. Medolife has its own independent source of Blue Scorpion venom in the Dominican Republic and has established the world’s first Scorpion reservation which is 50,000 square meters and can produce sufficient doses to meet global demand. Products are currently sold direct, through online marketing to over 40 countries, as well as to six countries where the product has been registered (Dominican Republic, Vietnam, Russia, Belarus, Nigeria and Kazakhstan). In 2014, Medolife granted an exclusive global license for production, marketing and sales of all veterinary applications of the patent to PetLife, for all applications of VitalzulTM, including the nutraceutical and FDA approved versions.

Escozine™ serum has demonstrated promising results in human preclinical studies as reported by Innovation Therapeutics, Inc. In a case study presented by health care provider, Dr. Alisher Kasimov. a 19-year-old male patient from Uzbekistan was diagnosed with medulloblastoma (brain tumor) in 2008. His medical history included radiation therapy for lumbar spine metastasis (from April 2011 to December 2012), including reported evidence of lumbar metastasis in February 2013, which was confirmed by MRI scan. On June 24, 2011, due to recurrence of the medulloblastoma cancer, the patient underwent surgery at the neurological clinic in Yekaterinburg (Russia). The patient completed other more traditional procedures. The biopsy result was that the medulloblastoma remained. On September 10, 2010 the tumor size was 33-20-18mm, then on September 5, 2011 the tumor was 34-18-22mm. The traditional therapy during 2011 through 2012 showed no material effect on the tumor. On March 5, 2013 the patient was started on Escozine orally and through nasal. After three months of taking Escozine, the tumor size was slightly decreased. After four months of Escozine therapy, tests showed no recurrence of the tumor.

Escozine has been used in combination with chemotherapy, radiation, hormone therapy and other conventional treatments. In 2007, Medolife collaborated with Atheris Laboratory in Switzerland, one of the world leaders in the study and analysis of crude venoms, to confirm that the venom of Rhopalurus Junceus from Cuba and Rhopalurus Princeps from Dominican Republic both share similar properties and have similar mechanisms of action in cancer cells.

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

One component of PetLife’s licensed patent is for the process of polarizing the dilute Blue Scorpion venom; the patented technology involves the circulation of the dilute solution past a series of electromagnets, which are generating resonating field with the Scorpion Venom therapeutic components, such as small molecular peptide, chlorotoxin (CLTX). The benefits of ingesting polarized Escozine dilute scorpion venom solution and its main ingredient are well documented through the clinical observations of well-known scientists in this field like, Dr. Omran, Dr. Stöcklin, Dr. Philippe Favrea and Dr. Ramon Feliz and include:

●	Reduces pain.

●	Enhances the recipient’s immune-system.

●	Reduces cancerous cell multiplication.

●	Inhibits new blood vessel formation in tumor

●	Improves quality of sleep.

●	Reduces inflammation.

●	Dramatically reduces the painful side-effects of chemotherapy and radiation treatment.

●	Improves appetite

From statements in the patent document, polarized blue scorpion venom delivers an array of health benefits. According to extensive research contained in the 2012 UCSD Moore’s Cancer Center report, and other studies, patients administered with polarized blue scorpion serum solution frequently experienced the following health benefits: improved quality of life, increased survival rate, and tumor remission. Many patients who have used polarized blue scorpion venom in their treatment have experienced different degrees of these stated benefits. The degree of benefits of any particular patient is impacted by the patient’s stage of cancer, genetic issues, condition of vital organs, continued exposure to environmental toxicity, lifestyle choices and other factors.

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

PetLife anticipates developing the following products for the cancer preventative products:

●	Vitalzul Preventative – a natural pet treat preventative

●	Vitalzul Tabs – a natural daily pet preventative tablet

●	Vitalzul Pet Foods –natural preventative foods

VitalzulTM has demonstrated an effect on several different cancer types. With inexpensive modifications, PetLife may be able to create cancer specific products that may increase sales. The following are the top veterinary cancer types that PetLife intends to target:

●	Lymphoma or Lymph sarcoma
●	Hemangiosarcoma
●	Osteosarcoma
●	Mast Cell Tumor
●	Melanoma
●	Squamous Cell Carcinoma
●	Mammary Carcinoma
●	Apocrine Gland Carcinoma (Anal Sac)
●	Transitional Cell Carcinoma
●	Soft Tissue Sarcoma
●	Lymphoma
●	Squamous carcinoma
●	Fibrosarcoma
●	Lung tumors
●	Brain tumors
●	Nasal tumors
●	Liver tumors

When surgery is difficult to perform, PetLife has designed three products for differentiated intake protocols for home and veterinary usage.

●	Oral / Rectal - Home oral and rectal administration of the VitalzulTM liquid makes the animal easy to treat. The solution is colorless and odorless and can be administered through a droplet or enema. This is an effective tool which clients can use in the convenience of their home.

●	Injectable/Intraveneous - The injectable/intraveneous version can be used by veterinarians to directly inject the product into the tumor for effective, targeted high dose treatments. This will increase sales with vets who will have an effective in clinic, targeted product will require clients to bring their pets into the vet clinic for treatment.

PetLife, through the work of its analytical scientists, has identified a diversity of diseases that it believes will respond positively from treatments with the Vitalzul™ nutraceuticals and drugs. The diseases below illustrate those areas of potential expansion beyond the current focus on veterinary oncology related illnesses. The expansion of the application of PetLife’s products and technical knowledge into other health related areas will require the addition of skilled research scientists and pharmacological experts. PetLife will expand its market reach and increase its revenue by treating other diseases.

PetLife intends to also develop products for pets in the following areas:

●	Arthritis: Arthritis (or osteoarthritis) is a slowly progressive, degenerative disease of the joints for which there is no cure. However, VitalzulTM may be able to help to prevent, delay, and manage arthritis in dogs or cats. Arthritis affects 1 in 5 dogs over the age of 7 and over 90% of geriatric cats have arthritis; currently 12 million cats have arthritis.

●	Hepatitis: As with humans, Hepatitis in dogs and cats affects the liver. This contagious disease includes symptoms such as fever, vomiting and diarrhea accompanied by abdominal pain. Furthermore, Hepatitis may lead to kidney damage. Approximately, 12% of dogs and 40% of cats get Hepatitis.

●	Lyme disease: Lyme disease is a dangerous bacterial disease that can cause irreversible damage to a companion animal’s health. About 5% of dogs contract Lyme disease while the statistics for cats is nominal.

Global Market for VitalzulTM and the Company’s Products

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

The current focus of the Company’s market is veterinary oncology, a branch of veterinary medicine whose emphasis is dealing with cancer diagnosis and treatment in animals, especially companion animals. Over the years, the number of animals dying of cancer has increased. For example, approximately 45% of dogs aged ten years and above die of cancer. Part of PetLife’s product expansion will include an injectable version that will focus on decreasing and eliminating tumors that are accessible to direct injection

PetLife realizes the parallels between animals and their owners regarding certain conditions, such as poor diet, and its consequences. Overall, the companion animal segment is considered to be the health segment that parallels the human pharmaceutical sector. Many of the innovations in human medicine, at least in terms of new medications, are subsequently adapted and tailored to suit companion animals, like Vitalzul™. It is therefore no surprise that Vitalzul’s studies have paralleled the Escozine™ for humans’ studies.

The global animal health market is consolidated with the top ten players controlling the majority share of the market. For many years the largest players in the companion animal market have been Merial and Zoetis. However, the market has seen considerable consolidation mainly through acquisitions and mergers. Proposed mergers and acquisitions are monitored very carefully by governments around the world (such as the Directorate General for Economic and Financial Affairs in the European Union and the United States Federal Trade Commission) to protect the consumer from reduced competition, price increases, and reduced innovation.

Medication and treatments for veterinary cancer are limited and largely ineffective - mainly aimed at temporarily delaying disease progression rather than effective treatments. The veterinary health market for companion animals has grown slowly but steadily by 4% - 6% annually while companion animal expenditures has grown to more than 6.9% compound annual growth rate.

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

PetLife will deliver its nutraceutical and prescription strength medicines to the enormous population of untreated animals by making the product affordable and convenient in both the home and veterinary setting. PetLife will also capitalize on the increased willingness of pet owners to spend more on their animals’ preventative health, and of veterinarians to meet that demand as key drivers of this market. PetLife will also dedicate their marketing efforts to include educating the public as to the risk their companion animal has at developing cancer. The Company will emphasize the importance on pet owners being proactive and taking the necessary steps to protect their animal. The Company will offer VitalzulTM as the preventative solution.

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

Direct Sales

PetLife has lined up key team members to execute a traditional, multichannel marketing campaign. This campaign, composed of the traditional five “P” marketing mix will include:

●	Product – PetLife will capitalize on the proprietary nature of their primary product offering, Vitalzul™. PetLife will sell Vitalzul™ to veterinarians using multiple respected veterinarian centers of influence to promote the product. PetLife will also sell directly to pet owners through online and brick and mortar establishments; this will be achieved using a well-connected sales force to market to both distributors and direct to retail outlets.

●	Physical attributes – a newly redesigned bottle has been approved.

●	Place or distribution – the Company will configure its corporate structure to accommodate the most efficient global supply chain, production and distribution through regional sales centers. PetLife representatives will manage the supply chain, local final production (as required) and distribution.

●	Promotion – direct to vet, direct to consumer, direct to wholesaler; there will also be trade shows, direct vet outreach and online webinars. PetLife will also implement an aggressive online marketing campaign to drive sales in the United States and key international markets using:

(i)	DOSEP Campaign: DOSEP (Direct Organic Search Engine Optimization) is a groundbreaking online awareness campaign and technology that will push PetLife’s web presence to the top of Google organic search results for targeted search keywords determined by PetLife management.

(ii)	Multi-Touch Facebook Campaign: The retained Marketing Company will execute a targeted multi-touch Facebook advertising campaign that will generate major social awareness (and resulting online sales) of Vet Oncology products. The marketing messages will appear directly in the Facebook newsfeeds of specific demographic groups who additionally have expressed personal or professional interest in cancer treatment, based on research and targeting of the specific interests contained in their Facebook profiles.

(iii)	Scientifically-Optimized Banner Ad Campaign: The Marketing Company will conduct research for optimal placement, and perform continuous split testing of ads to quickly determine “winners” and then further refine campaigns to determine the optimal combination of performance metrics to justify increasing ad budget spend for top-performing banner campaigns.

●	Media – the Company will engage a top notch boutique public relations firm to generate media coverage for its products in general news, family, pet and veterinarian publications, e-zines, videos and the blogosphere to communicate Vitalzul™ features and benefits to consumers.

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

PetLife through its exclusive agreement with Nugget Enterprises plans to partner with a well-known household name from Hollywood and a well-respected veterinarian to film differentiated 2 to 30 minute infomercials on Vitalzul™. PetLife anticipates the infomercial will:

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

Key among the Company’s competitors are:

●	Paccal Vet: Paccal Vet®-CA1 has been granted conditional approval by the FDA for the treatment of: non-resectable stage III, IV or V mammary carcinoma in dogs that have not received previous chemotherapy, or radiotherapy and resectable and non-resectable squamous cell carcinoma in dogs that have not received previous chemotherapy, or radiotherapy.

●	Palladia: The only drug fully approved by the FDA for the treatment of cancer in canines is Palladia. Palladia is a prescription-only therapy is used to treat grade II or III recurrent cutaneous mast cell tumors with or without regional lymph node involvement. It works by blocking the activity of key receptors important in the development of blood vessels that supply tumors, as well as receptors vital for tumor survival

●	Zoetis, Inc.: the world’s largest producer medicine and vaccinations for pets and livestock. Zoetis is engaged in the discovery, development, manufacture and commercialization of animal health medicines and vaccines, with a focus on both livestock and companion animals. It offers a diversified product portfolio, including vaccines, parasiticides, anti-infectives, medicated feed additives and other pharmaceuticals, for both livestock and companion animal customers.

●	Merial, Inc.: Sanofi Pasteur is a worldwide leader in the vaccine industry. Its net sales amounted to €3,716 million in 2013, with leading vaccines in five areas: pediatric vaccines, influenza vaccines, adult and adolescent booster vaccines, meningitis vaccines, and travel and endemic vaccines. The company’s Animal Health activity is carried out through Merial, one of the world’s leading animal healthcare companies, dedicated to the research, development, manufacture and delivery of innovative pharmaceuticals and vaccines used by veterinarians, farmers and pet owners and providing a comprehensive line of products to enhance the health, well-being and performance of a wide range of production and companion animals.

●	Virbac Sa: Virbac SA develops, manufactures, and sells vaccines and medicines to prevent and treat pathologies for companion and food-producing animals in France, the rest of Europe, North America, Latin America, Africa, the Middle East, Asia, and the Pacific region. The company’s products are comprised of a multitude of products in the animal health sector.

●	Dechra Pharmaceuticals Plc: Dechra Pharmaceuticals PLC is engaged in the development, manufacture, distribution, sale, and marketing of veterinary pharmaceuticals worldwide. It markets and sells licensed branded pharmaceuticals and specialist pet foods to the veterinary professionals in Europe, as well as manufactures products for third party customers. The company also markets and sells a range of endocrine, ophthalmic, dermatological, and equine products in North America. In addition, it develops and licenses its branded veterinary product portfolio of novel and generic pharmaceuticals, and specialist pet diets.

In addition to drug companies, Petlife competes with animal supplements companies. That segment is fragmented, and is dominated by small firms. However, it is witnessing tremendous growth due to the following trends;

● Pet owners view supplements as natural ways to promote health and wellness

● Veterinarians have come to view supplements as reasonable alternatives to animal drugs and are more willing to recommend them as adjuvant or even replacement therapy

● Well formulated supplements with functional ingredients that target specific physiological—and psychological—needs of today’s pets are enticing a whole population of pet parents committed to optimizing the quality of their animals’ lives

● The marketing of recognizable label claims and ingredients found in human diets, such as chicken fillets or fresh salmon, glucosamine, omega 3 fatty acids, probiotics and antioxidants attract shoppers who want to provide the “best” for their pets.

Some fast emerging companies in this field include:

● Bimini: Bimini was founded by scientists who wanted to provide pet parents with high quality, unique supplements to support the health of their dogs and cats and the proper function of their organs. The company produces treats and supplements made with human grade ingredients and are all organic, low fat, gluten, soy and corn free.

● Hyalogic: Hyalogic offers nutritional supplements based on Hyaluronic acid. The products are produced for joint care in companion animals. The company claims their supplements keep dogs active and healthy longer.

● Biozyme, INC: BioZyme® Incorporated is an innovative company in the agricultural fields of livestock nutrition and animal microbiology. Supplement brands include; Amaferm®, Sure Champ ®, Concept-Aid® and the company is expanding its supplement division to focus on research and development of products for commercial swine and poultry operations.

Intellectual Property

PetLife’s licensed patent addresses the activities associated with the “polarization” of the scorpion venom solution in order to enhance the targeted delivery to the specific cancerous cells in the dogs and cats. Additional continuation patents will be prepared that more aggressively address the efficacy of the Polarized Blue Scorpion venom for pets and livestock. The next continuation of the patent is anticipated to be Vitalzul GNP-1™, which is the drug version and will be the polarization of gold nanoparticles in combination with Blue Scorpion Venom. Medolife has already engaged a group of intellectual property professionals (Hankin Patent Law) specifically skilled in the bio-pharmaceutical areas associated with the Vitalzul™ product.

PetLife intends to establish qualified distribution arrangements in strategic countries within 12 months of starting US nutraceutical distribution. The procedural activities associated with the introduction of Vitalzul ™ as an accepted nutraceutical and drug in a foreign country can be technically demanding. Achieving the desired expansion of the company’s international licensing campaign will require the addition of staff including international legal experts, processing personnel and operationally focused digital support systems.

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

Employees

Currently, we have five employees, of which three are executive officers. We have good relationships with our employees and do not anticipate issues relative to our employees.

Properties

We presently lease our principal executive offices, located at 38 West Main Street, Hancock, MD 20715. We believe that our present business property is adequate and suitable to meet our needs.

The PetLife Scorpion Reservation is located in a remote hill area approximately 4 hours driving time from Santo Domingo, the capital of the Dominican Republic. The farm includes approximately 50,000 square meters (12 acres) of land of which 60% is usable for scorpion habitat. PetLife currently has access to 41,500 scorpions with the potential post funding capacity for up to one million scorpions. PetLife can currently produce 500,000 units of VitalzulTM per month.

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

We have not yet generated any revenue to date. Our failure to generate significant revenues would seriously harm our business. Even if we are able to access capital, we anticipate that we will experience operating losses and incur significant and increasing losses in the future due to growth, expansion, development and marketing. In the event that we are able to raise adequate capital, we expect to significantly increase our sales and marketing and general and administrative expenses. As a result of these additional expenses, we would need to generate substantial revenues to become profitable. We expect to incur significant operating losses for at least the next several years.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

The report of our independent auditors on our consolidated financial statements for the year ended August 31, 2016 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring significant losses from operations and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.

Our Vitalzul ™ product has not been approved by the FDA.

U.S. pet owners may be hesitant to consider Vitalzul ™ for treating cancer without FDA approval. Alternative cancer treatments are not well-accepted in the U.S. The Company will need to educate and change the mindset of those who normally would not seek medicinal alternatives for themselves or for their pets for us to be successful. Obtaining approval for our products will be a lengthy and very costly process, the success of which cannot be assured.

Our Brand is not well known in the United States.

Marketing Vitalzul products will require the Company to establish branding reputation of credibility. U.S. pet owners and veterinarians must become familiar with the products. Due to lack of brand recognition, significant advertising budgets will be required to market and promote products in the U.S. Additional costs are required for a team of experts to seek approval of the PetLife products in foreign markets. The brand initially may not be able to position itself on price, within the natural remedies markets. While the product is less costly than chemotherapy treatments, it may still not be reasonably priced for entry in some markets.

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

As of August 31, 2016, our executive officers and directors beneficially owned as a group approximately 13.9% of our outstanding shares of common stock. These officers continue to own a controlling interest in the stock. As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

Properties

We presently lease our principal executive offices, located at 38 West Main Street, Hancock, MD 21750. We believe that our present business property is adequate and suitable to meet our needs.

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

	High	Low
Through December 13, 2016	$0.80	$0.30
August 31, 2016	1.00	0.0202
May 31, 2016	0.3111	0.02
February 29, 2016	0.253	0.03

	High	Low
Through December 13, 2015	$0.35	$0.08
August 31, 2015	0.43	0.08
May 31, 2015	1.00	0.16
February 28, 2015	2.25	0.13

Transfer Agent

Our current transfer agent and registrar for our common stock is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, NV 89014.

As of August 31, 2016, there were 132 reported holders of record of our common stock and a total of 8,399,422 shares of Common Stock issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following sets forth information for the equity compensation plans outstanding as of August 31, 2016 (including individual compensation arrangements) under which shares of our common stock are authorized for issuance:

Equity Compensation Plan Information

Number of securities
	to be issued upon	Weighted average	Number of securities
	exercise of	exercise price of	remaining available for
	outstanding options,	outstanding options,	future issuance as of
Plan Category	warrants and rights	warrants and rights	August 31, 2016
Equity compensation plans approved by security holders:	-	-	-

Equity compensation plans not approved by security holders:	4,000,000	$0.25	-

Item 6. Selected Financial Data.

Not required by smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of Petlife Pharmaceuticals, Inc).

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations for the years ended August 31, 2016 and 2015. It consists of the following subsections:

“Introduction and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results, as well as a summary of our expectations for fiscal 2017;

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

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2016 Fiscal Year. The discussion also summarizes the results of our operations for the years ended August 31, 2016 and 2015.

Merger Agreements

On July 20, 2016, Petlife Pharmaceuticals, Inc. entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, PetLife Merger Subsidiary, Inc., a Nevada Corporation, with PetLife Merger Subsidiary, Inc. being the surviving entity. As part of that merger, the name of the Petlife Merger Subsidiary was changed back to PetLife Pharmaceuticals, Inc. The purpose of the subsidiary merger was to effectuate a 1 for 5 reverse exchange of Petlife’s common stock pursuant to the terms of the merger. The combined entities continue on public markets pursuant to Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

Plan of Operations

For the years ended August 31, 2016 and 2015, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.

We will be developing nutraceuticals and FDA approved prescription drugs for veterinary use for retail sales and distribution throughout the world.

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

Results of Operations

Year ended August 31, 2016 compared to period ended August 31, 2015

Operating expenses

For the year ended August 31, 2016 we incurred $3,687,040 in operating expenses as compared to $1,932,201 in operating expenses we incurred for the prior year primarily due to increased stock-based compensation from $1,549,640 to $3,051,374.

Operating loss

For the year ended August 31, 2016 we incurred a loss from operations of $3,687,040 as compared to the operating loss we incurred for the year ended August 31, 2015 of $1,932,201.

Net loss

We incurred a net loss of $3,687,040 for the year ended August 31, 2016 as compared to the net loss we incurred for the year ended August 31, 2015 of $1,932,201. The increase in net loss is attributable principally to increased stock-based compensation.

Liquidity and Capital Resources

The Company has been in the development stage and received no revenue from business operations for the years ended August 31, 2016 and 2015. We have consequently relied on funds received in connection with our equity and debt offerings to finance our ongoing operations. We have experienced net losses since inception, and we expect we will continue to incur losses for the next year. As of the date of this filing, we do not have any available external source of funds. We require additional capital in the near term to maintain our current operations. Although we are actively seeking additional equity and debt financing, such financing may not be available on acceptable terms, if at all.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $151,839 for the year ended August 31, 2016, as compared to net cash used of $22,034 in prior year’s operating activities. The increase was primarily due to the increase in net loss as compared to the activity incurred in 2015.

Net Cash Used in Investing Activities

The Company used $0 for investing for the year end August 31, 2016. For the year end August 31, 2015 the Company used $600 for capital expenditures.

Net Cash Provided by Financing Activities

During the year ended August 31, 2016, we received net cash provided by financing activities totaling $153,011 from a loan from officer. During the year ended August 31, 2015, we received net cash provided by financing activities totaling $15,782 from a shareholder advance and due from affiliate.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not established any sources of revenue to cover its operating expenses for the years ended August 31, 2016 and 2015. In addition, the Company has incurred accumulated deficit of approximately $7,000,000 and used $151,839 in cash for operating activities for the year ended August 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred costs of $0 and $0 for research and development for the years ended August 31, 2016 and 2015.

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

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of August 31, 2016, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2016 as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2016. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2016. Our Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the years ended August 31, 2015 and August 31, 2016 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the years ended August 31, 2015 and August 31, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance Identify Directors and Executive Officers

Executive Officers and Directors

The following table sets forth information regarding the Company’s executive officers and directors. There is no agreement or understanding between the Company and each current or proposed director or executive officer pursuant to which he was selected as an officer or director.

Name	Age	Position

Ralph T. Salvagno, MD	60	Chairman and Chief Executive Officer
Joel Beth Mitchell Navratik, DVM	49	Vice President – Veterinary Affairs

Dr. Vivek Ramana	57	Chief Medical Officer

Ralph T. Salvagno, MD. Dr. Salvagno is Chairman of the Board and CEO of Petlife Pharmaceuticals Inc. and a practicing Orthopaedic Surgeon. From his early childhood he has always had family pets. From purebred Golden Retrievers to stray mixed breeds, dogs were always a part of his life. More recently, his affinity has been for felines. His children are now all adults but he has 3 cats that he cares for with his wife Tracy.

A Bachelor of Science Honors graduate of the University of Maryland, Dr. Salvagno received his M.D. degree from the University of Maryland Medical School and completed an Orthopaedic Surgery residency at Case Western Reserve University/ University Hospitals of Cleveland. Since 1987 he has been in private practice and is the founding partner and president of the Center for Joint Surgery and Sports Medicine in Hagerstown, Md.

Dr. Salvagno specializes in adult reconstructive surgery including joint replacement of the hip, knee and shoulder. His practice also include general orthopaedic trauma and he has a special interest in biotechnology and regenerative medicine. He is Board Certified in Orthopaedic Surgery and a fellow of the American Academy of Orthopaedic Surgeons.

His professional memberships include the American Medical Association, the American Academy of Hip and Knee Surgeons, the American Association for Physician Leadership and the International Society for Stem Cell Research. He has presented new technology for arthritis treatment at recent national meetings.

Dr. Salvagno has previously served on the Board of the Washington County Arthritis Foundation and served for 10 years on the Board of Meritus Enterprises, the for-profit arm of Meritus Medical Center. Dr. Salvagno currently serves as Vice Chief of Staff at Meritus Medical Center in Hagerstown, Md. He is Medical Director of Saving Lives Initiative – Sierra Leone and recently completed the first surgical mission to Sierra Leone since the Ebola crisis.

Joel Beth Mitchell Navratik, DVM. Dr. Mitchell Navratik holds a Bachelor of Science Degree in Zoology and a Doctorate in Veterinary Medicine from the University of Florida. After university, she undertook an internship in Small Animal Medicine and Surgery at The Animal Medical Center and Bobst Hospital in New York City in 1994. That same years, she joined the Aventura Animal Hospital and was soon promoted to the position of Chief of Staff within the facility. This is a position she has held since then. One of her biggest achievements at the facility has been to expand Aventura Animal Hospital to a full service hospital with an emergency care unit that is open 24 hours a day, 7 days a week. Since 2001, Dr. Joel Beth Mitchell Navratik has served as the Corporate Medical Director for Pet Medical Centers, LLC. in South Florida. Pet Medical Centers is comprised of 8 state of the art small animal veterinary hospitals employing 27 veterinarians and 162 staff members. Pet Medical Centers offers a comprehensive approach to Veterinary Care, which includes internal medicine, surgery, radiology, ultrasound, CT imaging, boarding, grooming, preventive medicine and a fully stocked pharmacy. Pet Medical Centers is the largest privately held group of veterinary hospitals in the Unites States. Dr. Mitchell Navratik holds a bachelor of Science from the University of Florida and a Doctor of Veterinary Medicine from the University of Florida.

Dr. Vivek Ramana. Prior to joining PetLife, Dr. Ramana served as Senior Safety Medical Officer/Senior Medical Director for Ambit Biosciences. In 2008 - 2009, Dr. Ramana served as Senior Medical Director/Therapeutic Area Lead for US Astellas. From 2006 to 2008 he was Chief Medical Officer and President for AdPharma. From 2003 to 2006, he served as Vice President, Medical Services at Ovation Pharmaceuticals. During the early part of Dr. Ramana’s career, from 1984 to 2003, Dr. Ramana served as Medical Director of R&D for Pharmaceutical Clinical Research, Inc., which involved joint ventures with BMS, Pfizer, Schering Plough, and Astra Zeneca.

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

Board Meetings

During the fiscal year ended August 31, 2016, we had one director. During the year fiscal year ended August 31, 2016, the Board held one meeting and has taken numerous actions by unanimous written consent.

Shareholder Communications

We do not have a formal shareholder communications process. Shareholders are welcome to communicate with the Company by forwarding correspondence to Petlife Pharmaceuticals, Inc., 38 West Main Street, Hancock, MD 21750, Attn.: Shareholder Relations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the SEC. To our knowledge, during the fiscal year ended August 31, 2016, based solely on a review of such materials as are required by the SEC, all required reporting is current and accurate.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes all compensation recorded by us in the period for the years ended August 31, 2016 and 2015 for our named executive officers.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonquali-fied Deferred Compensation Earnings	All other Compensation	Total

Ralph Salvagno,	2015	-	-	-	-	-	-	-	-
CEO	2016	-	-	$840,000	$204,849	-	-	-	$1,044,849

Dr. Joel Mitchell	2015	-	-	-	-	-	-	-	-
	2016	-	-	$50,000	-	-	-	-	$50,000

Executive Employment Agreements

We currently have employment agreements with Dr. Joel Mitchell, Dr. Ralph Salvagno and Dr Ramana. See notes to the financial statements.

Equity Compensation Plans

We have no current equity compensation plans.

Outstanding Equity Awards at Fiscal Year-end

There are 2,000,000 and 0 stock option equity awards outstanding for our Executive officers for the years ended August 31, 2016 and August 31, 2015, respectively.

Stock Option Exercised

There were no stock options exercised on common shares during the years ended August 31, 2016 and August 31, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock beneficially owned by (i) those persons or groups known to beneficially own more than 5% of the Company's common stock, (ii) each current director and executive officer of the Company, and (iii) all the current executive officers and directors as a group. The information is set forth as of our fiscal year end August 31, 2016.

Pursuant to Rule 13d-3 under the Exchange Act, a beneficial owner of securities is a person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has, or shares, voting power and/or investment power with respect to the securities, and any person who has the right to acquire beneficial ownership of the security within 60 days through any means, including the exercise of any option, warrant or right or the conversion of a security. Any shares that are not outstanding that a person has the right to acquire are deemed to be outstanding for the purpose of calculating the percentage of beneficial ownership of such person, but are not deemed to be outstanding for the purpose of calculating the percentage of beneficial ownership of any other person. The shares of capital stock listed reflect the exchange of 1 share for every 20 shares of common stock effective August 12, 2014, and also reflect the 1 for 5 reverse exchange of its shares completed in September 2016, which resulted in a total of 8,399,422 shares issued and outstanding at August 31, 2016. As of December 6, 2016 there are 59,686,681 shares outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock

Common Stock	Irrevocable de Fidecomison Confianza General De Familiar Irrevocable (1)	2,362,400	28.1%
Common Stock	Elite International Partners, Inc. (2)	1,098,388	13.1%

Common Stock	Grand Street Ventures (3)	1,140,000	13.6%

Common Stock	Ralph T. Salvagno, MD (3)	1,140,000	13.6%

Common Stock	Dr. Vivek Ramana (1)	30,000	1.7%

Common Stock	Joel Beth Mitchell Navratik	0	.004%
Common Stock	All officers and directors (3 persons)	1,170,000	13.9%

(1)	The trust was formed for the benefit of Arthur Mikaelian, our previous Chief Executive Officer.

(2)	Elite International Partners, Inc. is beneficial owned by Richard Langley.

(3)	Grand Street Ventures is beneficially owned by our Chief Executive Officer and Chairman of the Board, Ralph T. Salvagno, MD.

The scorpion reservation that we use is owned by Medolife. We will enter into a definitive agreement with Medolife for our utilization of that reservation in the manufacture and preparation of our products.

Most of our current employees, including without limitation all employees who are engaged in research and development, are also employed or otherwise work for Medolife Corporation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Item 14. Principal Accountant Fees and Services

The Company engaged LBB & Associates Ltd., LLP (“LBB”) as its independent registered public accounting firm for the Company’s fiscal year ended August 31, 2016, and 2015. LBB remains the Company’s accounting firm.

The following table sets forth fees billed to us by LBB during the fiscal years ended August 31, 2016 and 2015 for: (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	Fiscal Years Ended
	August 31, 2016	August 31, 2015
Audit Fees (1)	$18,400	$24,000
Audit Related Fees (2)	-	-
Tax Fess (3)	-	-
All Other Fees (4)	-	-
	$18,400	$24,000

(1) Audit Fees

Audit fees include fees incurred for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for the two years ended August 31, 2016 and for the reviews of the quarterly interim consolidated financial statements included in the Company’s Forms 10-Q for the fiscal years ended August 31, 2014 and August 31, 2016.

(2) Audit-Related Fees

(3) Tax Fees

No fees of this sort were billed for the years ended August 31, 2016 and 2015.

(4) All Other Fees

No fees of this sort were billed for the years ended August 31, 2016 and 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended August 31, 2016 to be signed on its behalf by the undersigned, thereunto duly authorized.

Petlife Pharmaceuticals, Inc.
December 21, 2016
	By:	/s/ Ralph Salvagno
Ralph Salvagno
Chief Executive Officer, Director

/s/ Ralph Salvagno
Ralph Salvagno
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

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Petlife Pharmaceuticals, Inc.

Hancock, MD

We have audited the accompanying consolidated balance sheets of Petlife Pharmaceuticals, Inc. (the “Company”) as of August 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Petlife Pharmaceuticals, Inc., as of August 31, 2016 and 2015, and the results of its consolidated operations, stockholders’ deficit, and its cash flows for the years ended August 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2017 raise substantial doubt about its ability to continue as a going concern. The 2016 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ LBB & ASSOCIATES LTD., LLP

LBB & Associates Ltd., LLP

Houston, Texas

December 21, 2016

PETLIFE PHARMACEUTICALS, INC.
Consolidated Balance Sheets

	2016	2015
ASSETS
Current assets
Cash	$1,172	$-
Due from affiliate	-	4,800
Total current assets	1,172	4,800

Website development	-	600

Total assets	$1,172	$5,400

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expense	$291,547	$235,427
Accounts payable and accrued expense - related party	466,474	125,100
Stock payable	2,315,000	-
Loan from officer	153,011	-
Due - shareholder	10,000	10,000
Total current liabilities	3,236,032	370,527

Total liabilities	3,236,032	370,527

Commitments

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 50,000,000 authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 750,000,000 authorized, 8,399,422 and 11,706,431 shares issued and outstanding, respectively	8,400	11,707
Additional paid-in capital	3,888,070	3,067,456
Accumulated deficit	(7,131,330)	(3,444,290)
Total stockholders' deficit	(3,234,860)	(365,127)

Total liabilities and stockholders' deficit	$1,172	$5,400

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.
Consolidated Statement of Operations

	Year ended	Year ended
	August 31, 2016	August 31, 2015

Revenue	$-	$-

Operating Expenses
Manufacturing and production	-	220,733
General and administrative	3,687,040	1,711,468
	3,687,040	1,932,201

Operating loss	(3,687,040)	(1,932,201)

Net loss	$(3,687,040)	$(1,932,201)

Net loss per share - basic and diluted	$(0.40)	$(0.17)

Weighted average shares outstanding - basic and diluted	9,124,246	11,459,583

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders' Deficit
Year ended August 31, 2016 and 2015

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance August 31, 2014	10,926,811	10,927	1,518,596	(1,512,089)	17,434

Stock-based compensation	779,620	780	1,548,860	-	1,549,640

Net loss	-	-	-	(1,932,201)	(1,932,201)

Balance August 31, 2015	11,706,431	11,707	3,067,456	(3,444,290)	(365,127)

Shares cancelled by principals	(3,538,249)	(3,538)	3,538	-	-

Common shares for accounts payable	231,240	231	80,702	-	80,933

Stock-based compensation	-	-	736,374	-	736,374

Net loss	-	-	-	(3,687,040)	(3,687,040)

Balance August 31, 2016	8,399,422	8,400	3,888,070	(7,131,330)	(3,234,860)

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flow

	Year ended	Year ended
	August 31, 2016	August 31, 2015
Net Cash used in operating activities
Net loss	$(3,687,040)	$(1,932,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of website development	600	-
Bad debt	4,800	-
Stock-based compensation	736,374	1,549,640
Changes in assets and liabilities:
Accounts payable and accrued expenses	56,120	235,427
Accounts payable and accrued expenses - related party	422,307	125,100
Stock payable	2,315,000	-
Net cash used in operating activities	(151,839)	(22,034)

Net cash used in investing activities
Capital expenditures	-	(600)
Net cash used in investing activities	-	(600)

Net cash provided by financing activities
Due from affiliate, net	-	5,782
Proceeds from loan from officer	153,011	-
Proceeds from shareholder advance	-	10,000
Net cash provided by financing activities	153,011	15,782

Increase (decrease) in cash	1,172	(6,852)

Commitments	-	-

Cash, beginning of period	-	6,852

Cash, end of period	$1,172	$-

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest expense paid	$-	$-

Non-cash transaction
Common shares for accounts payable	$80,933	$-
Common shares returned to treasury and cancelled	$3,538	$-

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2016 and 2015

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

PetLife Pharmaceuticals, Inc. (“Company”) is a registered U.S. Veterinary Pharmaceutical company whose mission is to bring its scientifically proven, potentiated bioactive medication and nutraceuticals — “Vitalzul” — to the world of veterinary oncology. The Company specializes in the research, development, sales and support of advanced drugs and nutraceuticals for pet cancer and autoimmune related diseases such as arthritis.

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis and business presentation

The Company was incorporated on April 5, 2002 under the laws of the State of Nevada as “Aztek Ventures Inc.” Effective November 13, 2007, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” Effective April 21, 2008, we amended our Articles of Incorporation to change our name from “Genesis Uranium Corp.” to “Vault Technology Inc.” to reflect the change in our business focus beyond solely that of uranium exploration. Effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Vault Technology, Inc.” to “Modern Renewable Technologies, Inc.” (“Modern”). On May 27, 2011, Modern, merged with Eco Ventures Group, Inc., and the name of the Company was changed to Eco Ventures Group, Inc. On July 15, 2013, the Company entered into an Agreement and Plan of Merger with Clear TV Ventures, Inc. Under the terms of the merger, Clear TV became the surviving corporation. On June 26, 2014, Eco Ventures Group, Inc. entered into an Agreement and Plan of Merger with its subsidiary, PetLife Pharmaceuticals, Inc., a Nevada Corporation, with PetLife Pharmaceuticals, Inc. being the surviving entity. As part of that merger, the name of the Company was changed to PetLife Pharmaceuticals, Inc. and each 15 shares of our common stock were exchanged for one share in the surviving company. Effective August 12, 2014 we completed the closing of the Share Exchange Agreement and the acquisition of Petlife and changed our name to Petlife Pharmaceuticals, Inc. On July 20, 2016, Petlife Pharmaceuticals, Inc. entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, PetLife Merger Subsidiary, Inc., a Nevada Corporation, with PetLife Merger Subsidiary, Inc. being the surviving entity. As part of that merger, the name of the Petlife Merger Subsidiary was changed back to PetLife Pharmaceuticals, Inc. The purpose of the subsidiary merger was to effectuate a 1 for 5 reverse exchange of Petlife’s common stock pursuant to the terms of the merger. The combined entities continue on public markets pursuant to Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

All references herein to the number of shares outstanding and per-share amounts have been retroactively restated to reflect the exchange ratios referenced above.

All references that refer to (the “Company” or “PetLife Pharmaceuticals, Inc.” or “Petlife” or “we” or “us” or “our”) are PetLife Pharmaceuticals, Inc., the Registrant and its wholly and or majority owned subsidiaries. We are in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities (“ASC 915-10”) and have developed and is launching a new generation of potentiated veterinary cancer medications and nutraceuticals, based on the same patented formula “Escozine” and production processes that have been scientifically proven as an effective treatment for cancer in humans for years. We have not generated any revenues to date, have incurred expenses and has sustained losses since December 12, 2012 (date of inception). Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. We have accumulated a deficit of approximately $4,700,000.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2016 and 2015

Merger and Corporate Restructure

On July 20, 2016, Petlife Pharmaceuticals, Inc. entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, PetLife Merger Subsidiary, Inc., a Nevada Corporation, with PetLife Merger Subsidiary, Inc. being the surviving entity. As part of that merger, the name of the Petlife Merger Subsidiary was changed back to PetLife Pharmaceuticals, Inc. The purpose of the subsidiary merger was to effectuate a 1 for 5 reverse exchange of Petlife’s common stock pursuant to the terms of the merger. The combined entities continue on public markets pursuant to Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

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

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2016 and 2015

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred costs of $0 and $0 for research and development expenses for the years ended August 31, 2016 and 2015.

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

AUGUST 31, 2016 and 2015

Recent Accounting Pronouncements

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements as of August 31, 2016, the Company has an accumulated deficit of approximately $7,000,000. As of August 31, 2016, the Company’s absence of revenues, recurring losses and its need for additional financing to operate and fund its projected loss in 2017 raise substantial doubt about its ability to continue as a going concern.

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

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event the Company is unable to continue as a going concern, it may elect or require to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

The accompanying consolidated statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ DEFICIT

Common Stock

Per the merger referred to above (Note 1), the Company effectuated a 1 for 5 reverse exchange on July 20, 2016. This has been retroactively accounted for in the financial statements.

During the year ended August 31, 2015, the Company issued 779,620 shares of its $.001 par value common stock for services valued at $1,549,640.

Effective November 20, 2015, principals of the Company cancelled and returned to treasury a total of 3,538,249 shares of common stock.

Also, effective November 20, 2015, the Company issued a total of 231,240 shares of common stock to investors, officers, and employees of the Company for $80,933 of accounts payable.

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2016 and 2015

On June 9, 2016, the Company entered into an agreement with Dr. Ralph Salvagno our chief executive officer. The agreement is for 24 months or until June 30, 2018 with options to renew for additional 24 months. The Company is to pay an annual salary of $240,000, issue 8,000,000 of common stock that vest immediately. The Company granted 2,000,000 options to purchase 2,000,000 shares of common stock at 50% discount to market or $0.25, whichever is higher. For the year ended August 31, 2016, the Company recorded stock based compensation of $840,000 for the common stock which is not yet issued as of August 31, 2016 and recorded in payables.

Upon receipt of FDA approval for Escozine for Pets, Dr. Salvagno will receive an additional 5,000,000 shares of common stock and will be granted options to purchase an additional 2,000,000 shares of common stock at 50% discount to market or $1.00, whichever is higher, this event has not occurred as of August 31, 2016.

The Black-Scholes pricing model was used to estimate the fair value of the 2,000,000 options issued during the year, using the assumptions of a risk free interest rate of .77%, dividend yield of 0%, volatility of 340%, and an expected life of 2 years. These options were expensed immediately in the amount of approximately $205,000.

On June 13, 2016, the Company entered into an agreement with a consultant for financial services. The agreement is for 36 months or until June 2019 with options to renew for additional 24 months. The Company is to issue 5,000,000 shares of common stock that vest immediately. The Company granted 2,000,000 options to purchase 2,000,000 shares of common stock at 50% discount to market or $0.25, whichever is higher. For the year ended August 31, 2016, the Company recorded stock based compensation of $1,350,000 for the common stock which is not yet issued as of August 31, 2016 and recorded in payables.

The Black-Scholes pricing model was used to estimate the fair value of the 2,000,000 options issued during the year, using the assumptions of a risk free interest rate of .73%, dividend yield of 0%, volatility of 339%, and an expected life of 2 years. These options were expensed immediately in the amount of approximately $531,000.

In June 2016, the Company entered into an agreement with our science officer. The agreement is for 36 months or until June 2019 with options to renew for additional 24 months. The Company is to pay an annual salary of $48,000 in year 1, $72,000 in year 2, and $96,000 in year 3 and to also issue up to 1,000,000 shares of common stock valued at $300,000 that vest over 2 years. For the year ended August 31, 2016, the Company recorded stock based compensation of $25,000 and there remains $275,000 to be expensed; these shares have not been issued as of August 31, 2016 and recorded in payables.

In June 2016, the Company entered into an agreement with an employee for 36 months or until June 2019 with options to renew for additional 24 months. The Company is to pay salary of $10,000 per month and to issue up to 3,000,000 shares of common stock valued at $900,000 that vest over 3 years. For the year ended August 31, 2016, the Company recorded stock based compensation of $50,000 and there remains $850,000 to be expensed; these shares have not been issued as of August 31, 2016 and recorded in payables.

In June 2016, the Company entered into an agreement with an employee for 36 months or until June 2019 with options to renew for additional 24 months. The Company is to pay annual salary of $30,000 year, $54,000 year 2, and $78,000 year 3 and to issue up to 2,000,000 shares of common stock valued at $600,000 that vest over 2 years. For the year ended August 31, 2016, the Company recorded stock based compensation of $50,000 and there remains $550,000 to be expensed ; these shares have not been issued as of August 31, 2016 and recorded in payables.

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2016 and 2015

Options

The Company granted 4,000,000 options to purchase 4,000,000 shares of common stock at 50% discount to market or $0.25, whichever is higher. The options have a 2 year term and vest immediately.

Option activity for the years ended August 31, 2016 and 2015, was as follows:

	Shares	Weighted average exercise price	Weighted average remaining life (yrs)	Grant date fair value
Outstanding – August 31, 2014	-	$-	-	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Outstanding – August 31, 2015	-	-	-	-
Options granted	4,000,000	.25	2.00	736,374
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Outstanding – August 31, 2016	4,000,000	$.25	1.77	$736,374

Vested at August 31, 2016	4,000,000	$.25	1.77	$736,374

Exercisable at August 31, 2016	4,000,000	$.25	1.77	$736,374

NOTE 4 - RELATED PARTY TRANSACTIONS

On December 30, 2013, the Company entered into an agreement with Medolife Corporation (“Medolife), an affiliated company, for the performance of certain ongoing services and maintenance related to a scorpion reservation , together with the providing of other services such as product operations, research and development to support the Company’s product marketing. During the year ended August 31, 2014 Medolife invoiced the Company for services and maintenance of $165,800. During year ended August 31, 2014, Medolife received proceeds from the sale of the Company’s common stock totaling $184,500. The Company was owed $4,800 from Medolife as of August 31, 2015. As of August 31, 2016 the Company has written off the receivable to bad debt.

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

During the year ended August 31, 2015, we received $10,000 from a shareholder advance which is unsecured, non-interest bearing, and due on demand.

During the year ended August 31, 2016, we received a $153,011 loan from an officer which accrues 2% interest (4% if in default), unsecured, and due on demand.

As August 31, 2016 and 2015 there is related party accounts payable and accrued expense of $466,474 and $125,100, respectively.

PETLIFE PHARMACEUTICALS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2016 and 2015

NOTE 5 - INCOME TAXES

The Company follows ASC 740-10-50 “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The provision for refundable federal income tax consists of the following for the years ending:

	August 31, 2016	August 31, 2015
Federal income tax benefit attributed to:
Net operating loss	$1,254,000	$657,000
Valuation allowance	(1,254,000)	(657,000)
Net benefit	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2016	August 31, 2015
Deferred tax attributed:
Net operating loss carryover	$2,425,000	$1,171,000
Less: change in valuation allowance	(2,425,000)	(1,171,000)
Net deferred tax asset	$-	$-

At August 31, 2016, the Company had an unused net operating loss carry-forward approximating $7,000,000 that is available to offset future taxable income; the loss carry-forward will start to expire in 2033.

NOTE 6 COMMITMENTS

On February 1, 2016 the Company entered into a lease space effective June 1, 2016 through May 30, 2018. Lease payments of $750 per month payable in advance on the first day of each month for total lease payments of $18,000.

NOTE 7 SUBSEQUENT EVENTS

In October of 2016 the Company issued 51,286,689 shares of common stock to certain insiders, employees, and other accredited investors for services and other consideration.

In October 2016, the Company entered into an agreement with an employee for a monthly salary of $6,300. The agreement is for 12 months or until October 2017 with options to renew for additional 12 months. The Company is to issue 20,000 shares of common stock on the 15th of each month for the term of the agreement.

In October 2016, the Company entered into an agreement for consulting services for $400 per hour. The agreement is for 12 months or until October 2017 with options to renew for additional 12 months. The Company is to issue up to 250,000 shares of common stock upon FDA approval of Vitalzul/CBD combination.

In November 2016, the Company entered into an agreement with an employee for a monthly salary of $2,500. The agreement is for 12 months or until November 2017 with options to renew for additional 12 months. The Company is to issue 10,000 shares of common stock after 90 days of continuous employment and 10,000 shares per month for 9 months thereafter.

In October, 2016, the Company issued a promissory note for $150,000 bearing interest at 10% per annum and is due November 1, 2017. The promissory note is payable from 25% of all proceeds raised after November 1, 2016. In connection with the promissory note, the Company issued 250,000 shares of common stock.

On September 1, 2016 the Company entered into a consulting agreement for investor relations with a term of 6 months and fees of $10,000 cash payment due on signing of contract and on 1st day of each month, $25,000 ancillary budget due each month for the balance of this contract, 500,000 shares of common stock to be issued upon the day of execution of the agreement with a vesting schedule of 1/3 per month for the extent of the contract, and the Company will reimburse Consultant for any pre-approved travel or other expenses.

Subsequent to year end August 31, 2016 the Company received loans from an officer of $77,732 which accrues 2% interest (4% if in default), unsecured, and due on demand.