Form 10-Q
period 2016-11-30
PetLife Pharmaceuticals, Inc.
filed 2017-02-10
CIK 1354591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

(844)473-8543

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

The number of shares of the registrant’s common stock outstanding as of February 6, 2017 was 43,852,839 shares.

Petlife Pharmaceuticals, Inc.

PART I. Financial Information

Item 1. Financial Statements

PETLIFE PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(Unaudited)

	November 30, 2016	August 31, 2016

ASSETS
Current assets
Cash	$28,996	$1,172
Total current assets	28,996	1,172

Total asssets	$28,996	$1,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$513,713	$374,047
Accounts payable and accrued expenses - related party	383,974	383,974
Stock payable	2,903,120	2,315,000
Loan from Officer	213,363	153,011
Note payable-related party	150,000	-
Note payable Lanham Trust	10,000	10,000
Total current liabilities	4,174,170	3,236,032

Total liabilities	4,174,170	3,236,032

Commitments	-	-

Stockholders’ deficit

Preferred stock, $0.001 par value, 50,000,000 authorized, no preferred shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 750,000,000 authorized, 43,852,839 and 8,399,422 shares issued and outstanding, respectively	43,853	8,400
Additional paid-in capital	22,057,935	3,888,070
Accumulated deficit	(26,246,962)	(7,131,330)
Total stockholders’ deficit	(4,145,174)	(3,234,860)

Total liabilities and stockholders ’ deficit	$28,996	$1,172

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

Consolidated Statement of Operations

(Unaudited)

	For the three	For the three
	months	months
	November 30, 2016	November 30, 2015

Revenue	$-	$-

Operating Expenses
General and administrative	908,148	29,166
Stock based compensation	18,205,318	80,933
	19,113,466	110,099

Operating loss	(19,113,466)	(110,099)

Other expense
Interest expense	(2,166)	-

Net loss	$(19,115,632)	$(110,099)

Net loss per share - basic and diluted	$(0.88)	$(0.01)

Weighted average shares outstanding	21,645,754	11,257,491

The accompanying notes are an integral part of these financial statements.

PETLIFE PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flow

(Unaudited)

	For the	For the
	three months	three months
	ended	ended
	November 30, 2016	November 30, 2015
Net Cash from (used in) operating activities
Net loss	$(19,115,632)	$(110,099)
Stock based compensation	18,205,318	80,933
Accounts payable and accrued expenses	139,666	29,166
Stock payable	588,120	-
Net cash used in operating activities	(182,528)	-

Net cash provided by financiang activities
Proceeds from note payable-related party	150,000
Proceeds from loan from officer	60,352	-
Net cash provided by financiang activities	210,352	-

Increase (decrease) in cash	27,824	-

Cash, beginning of period	1,172	-

Cash, end of period	$28,996	$-

The accompanying notes are an integral part of these financial statements.

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

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

Basis and business presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, a Nevada corporation (“Company”) and its wholly-owned subsidiary, Petlife Corporation (“Petlife”), a Delaware corporation. The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report for the year ended August 31, 2016 filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited consolidated financial statements for the most recent fiscal year ended August 31, 2016 as reported in Form 10-K have been omitted.

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

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2017. These reclassifications have no impact on net loss.

Recent Accounting Pronouncements

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements at November 30, 2016, the Company had an accumulated deficit of $26,246,962. As of November 30, 2016 and through the date hereof, the Company has very limited funds on which to operate.

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

NOTE 3 – STOCKHOLDERS’ DEFICIT

During the period ended November 30, 2016 the Company issued 35,453,417 common shares valued at $18,205,318 for services and recorded as stock based compensation.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended August 31, 2015, we received $10,000 from a shareholder advance which is unsecured, non-interest bearing, and due on demand. As of November 30, 2016, $10,000 remains outstanding.

As of November 30, 2016 and August 31, 2016, the Company has a loan from officer of $213,363 and $153,011, respectively, which accrues 2% interest (4% if in default), unsecured, and due on demand.

As of November 30, 2016 and August 31, 2016, there is related party accounts payable and accrued expense of $383,974 related to consulting services.

On October 25, 2016 the Company received $150,000 from a note payable with a related party due on November 1, 2017, accrues 10% interest, and unsecured. The Company agreed to issue 250,000 common shares to the note holder as additional consideration with a fair value of $75,620 and recorded in stock payable as of November 30, 2016 as the shares have not been issued. The balance of the note payable-related party is $150,000 as of November 30, 2016.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On February 1, 2016 the Company entered into a lease space effective June 1, 2016 through May 30, 2018. Lease payments of $750 per month payable in advance on the first day of each month for total lease payments of $18,000.

On June 9, 2016, the Company entered into an agreement with Dr. Ralph Salvagno our chief executive officer. The agreement is for 24 months or until June 30, 2018 with options to renew for additional 24 months. The Company is to pay an annual salary of $240,000, issue 8,000,000 of common stock that vest immediately. The Company granted 2,000,000 options to purchase 2,000,000 shares of common stock at 50% discount to market or $0.25, whichever is higher. The Company recorded stock based compensation of $840,000 in prior year for the common stock which is not yet issued as of November 30, 2016 and $840,000 is recorded in stock payable.

Upon receipt of FDA approval for Escozine for Pets, Dr. Salvagno will receive an additional 5,000,000 shares of common stock and will be granted options to purchase an additional 2,000,000 shares of common stock at 50% discount to market or $1.00, whichever is higher, this event has not occurred as of November 30, 2016.

On June 13, 2016, the Company entered into an agreement with a consultant for financial services. The agreement is for 36 months or until June 2019 with options to renew for additional 24 months. The Company is to issue 5,000,000 shares of common stock that vest immediately. The Company granted 2,000,000 options to purchase 2,000,000 shares of common stock at 50% discount to market or $0.25, whichever is higher. The Company recorded stock based compensation of $1,350,000 in prior year for the common stock which is not yet issued as of November 30, 2016 and $1,350,000 is recorded in stock payable.

In June 2016, the Company entered into an agreement with our science officer. The agreement is for 36 months or until June 2019 with options to renew for additional 24 months. The Company is to pay an annual salary of $48,000 in year 1, $72,000 in year 2, and $96,000 in year 3 and to also issue up to 1,000,000 shares of common stock valued at $300,000 that vest over 2 years. For the period ended November 30, 2016, the Company recorded stock based compensation of $37,500 and there remains $237,500 to be expensed; these shares have not been issued as of November 30, 2016 and $62,500 is recorded in stock payable.

In June 2016, the Company entered into an agreement with an employee for 36 months or until June 2019 with options to renew for additional 24 months. The Company is to pay salary of $10,000 per month and to issue up to 3,000,000 shares of common stock valued at $900,000 that vest over 3 years. For the period ended November 30, 2016, the Company recorded stock based compensation of $75,000 and there remains $25,000 to be expensed as this agreement was terminated on December 29, 2016; these shares have not been issued as of November 30, 2016 and $125,000 is recorded in stock payable. On December 29, 2016, the Company entered into a Settlement and Mutual Release with the former employee and Petlife has agreed to make installment payments of $3,000 bi-monthly until April 15, 2017 totaling $31,000. Furthermore, the amount of 400,000 shares of Petlife is to be fully vested in the name of the former employee on or before February 1, 2017.

In June 2016, the Company entered into an agreement with an employee for 36 months or until June 2019 with options to renew for additional 24 months. The Company is to pay annual salary of $30,000 year, $54,000 year 2, and $78,000 year 3 and to issue up to 2,000,000 shares of common stock valued at $600,000 that vest over 2 years. For the period ended November 30, 2016, the Company recorded stock based compensation of $75,000 and there remains $475,000 to be expensed; these shares have not been issued as of November 30, 2016 and $125,000 is recorded in stock payable.

On September 1, 2016 the Company entered into a consulting agreement for investor relations with a term of six months. The compensation for the services will be $10,000 cash payment due on signing of contract and on 1st day of each month, $25,000 ancillary budget due each month for the balance of this contract, 500,000 shares of common stock to be issued upon the day of execution of the agreement with a vesting schedule of 1/3 per month for the extent of the contract. The Company will reimburse Consultant for any pre-approved travel or other expenses. As of November 30, 2016 the 500,000 shares of common stock valued at $325,000 on date of grant have not been issued and $325,000 is recorded in stock payable. In addition on November 30, 2016 this agreement was mutually terminated.

On October 5, 2016, the Company entered into an employment agreement with an employee for the term of twelve months and annually renewable. Pursuant to the agreement, the employee will be paid $6,300 per month and awarded 20,000 shares of common stock each month on the 15th for the term of the agreement, beginning December 15, 2016.

On October 11, 2016 the Company entered into an agreement with a contractor to be their Chief Science Officer for the term until October 11, 2017 and renewable for an additional 12 months. Pursuant to the agreement, the contractor will be paid a fee rate of $400 per hour paid in common shares of the Company’s stock on a quarterly basis and fully vesting at time of grant based on the average share price of the Company stock for the 5 days preceding the award. Contractor will be entitled to a bonus of 250,000 common shares upon FDA approval of a Vitalzul product. As of November 30, 2016 the contractor has not provided any services.

On November 4, 2016, the Company entered into an employment agreement with an employee. Pursuant to the agreement, the employee will be awarded 10,000 shares of common stock after the successful completion of 90 days of continuous employment following the execution of the agreement. The employee will then be entitled to another 10,000 shares per month for 9 months from the date of the agreement.

NOTE 6 – SUBSEQUENT EVENTS

On January 18, 2017, the Company entered into an employment agreement with an employee for the term until January 18, 2019 and a salary of $12,500 per month. In addition the Company issued 3,000,000 shares of restricted common stock at date of grant vesting at 350,000 shares every three months and the fair value of the shares will be evaluated during the second quarter 2017 review. In addition the employee is entitled to an additional 1,000,000 restricted common shares upon submission of Petlife INAD application for Vitalzul to the FDA and approval of application. The employee is entitled to an additional 3,000,000 restricted common shares upon final approval of Vitalzul by the FDA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an assessment and understanding of the financial condition and results of operations of Petlife Pharmaceuticals, Inc., formerly Clear TV Ventures, Inc. (the “Company”).

This discussion addresses matters we consider important for an understanding of our financial condition and results of operations as of November 30, 2016 and 2015. It consists of the following subsections:

● “Introduction and Plan of Operation” which provides a brief summary of our consolidated results and financial position and the primary factors affecting those results for the for the three month period ended November 30, 2016 and 2015, as well as a summary of our expectations for fiscal 2017;

● “Liquidity and Capital Resources,” which contains a discussion of our cash flows and liquidity, investing activities and financing activities, contractual obligations, and critical obligations;

● “Results of Operations and Comparison”,” which sets forth an analysis of the operating results for the quarter ended November 30, 2016 and 2015.

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

Introduction and Plan of Operation

The following discussion updates our plan of operation for the 2017 Fiscal Year. The discussion also summarizes the results of our operations for the three months ended November 30, 2016 and 2015.

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

Plan of Operations

For the three months ended November 30, 2016 and 2015, we experienced the negative effects of the financial markets upheaval, which made capital acquisition extremely difficult.

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

Results of Operations

Three months ended November 30, 2016 compared to three months ended November 30, 2015

Operating expenses

For the three month period ended November 30, 2016 we incurred $19,113,466 in operating expenses as compared to $110,099 in operating expenses we incurred for the prior period. Operating expenses for the three months ended November 30, 2016 increased due to the increase in activity relating to promoting the company, increased operations, and stock based compensation. Stock based compensation made up $18,205,318 and $80,933 of operating expenses for the three month period ended November 30, 2016 and 2015, respectively.

Loss from Operations

For the three month period ended November 30, 2016 we incurred a loss from operations of $19,113,466 as compared to the operating loss we incurred for the three month period ended November 30, 2015 of $110,099 increased due to the increase in activity relating to promoting the company, increased operations, and stock based compensation. Stock based compensation made up $18,205,318 and $80,933 of loss from operations for the three month period ended November 30, 2016 and 2015, respectively.

Net loss

We incurred a net loss of $19,115,632 for the three months ended November 30, 2016 as compared to the net loss we incurred for the three month period ended November 30, 2015 of $110,099. Net loss for the three months ended November 30, 2016 increased due to the increase in activity relating to promoting the company, increased operations, and stock based compensation. Stock based compensation made up $18,205,318 and $80,933 of net loss for the three month period ended November 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

The Company has received no revenue from business operations from for the three months ended November 30, 2016 and 2015. We have consequently relied on funds received in connection with our equity and debt offerings to finance our ongoing operations. We have experienced net losses since inception, and we expect we will continue to incur losses for the next year. As of the date of this filing, we do not have any available external source of funds. We require additional capital in the near term to maintain our current operations. Although we are actively seeking additional equity and debt financing, such financing may not be available on acceptable terms, if at all.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $182,528 for the three month period ended November 30, 2016, as compared to net cash used of $0 in prior year’s operating activities. More net cash used in operating activities for the three month period ended November 30, 2016 was a result of the net loss of $19,115,632 offset by increased stock based compensation of $18,205,318, increased accounts payable and accrued expenses of $139,666, and increased stock payable of $588,120. In prior quarter net cash used in operating activities was a result of the net loss of $110,099 offset by increased stock based compensation of $80,933 and increased accounts payable and accrued expenses of $29,166.

Net Cash Used in Investing Activities

The Company had no cash used for investing activities for the three months ended November 30, 2016 and 2015.

Net Cash Provided by Financing Activities

During the three months ended November 30, 2016 the Company received $150,000 from note payable-related party and $60,352 from loan from officer. During the three months ended November 30, 2015, the Company had no cash provided by financing activities.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not established any sources of revenue to cover its operating expenses the three months ended November 30, 2016 and 2015. In addition, the Company has incurred accumulated deficit of $26,246,962 at November 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance sheet Arrangements

On February 1, 2016 the Company entered into a lease space effective June 1, 2016 through May 30, 2018. Lease payments of $750 per month payable in advance on the first day of each month for total lease payments of $18,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of November 30, 2016, under the supervision and with the participation of our Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Financial Officer), management has evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2016, as a result of the material weakness in internal control over financial reporting discussed below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2016. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of November 30, 2016. Our Chief Executive Officer and Chief Financial Officer concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure.

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

In light of the above material weakness, we performed additional analyses and procedures in order to conclude that our unaudited condensed consolidated financial statements for the three month period ended November 30, 2016 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our unaudited condensed consolidated financial statements for the three months ended November 30, 2016 are fairly stated, in all material respects, in accordance with US GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description

31.1	Certification by the Chief Executive Officer of Petlife Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Chief Financial Officer of Petlife Pharmaceuticals, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Chief Executive Officer of Petlife Pharmaceuticals , Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification by the Chief Financial Officer of Petlife Pharmaceuticals, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 10, 2017	Petlife Pharmaceuticals, Inc.
(the registrant)

	By:	/s/ Ralph Salvagno
Ralph Salvagno
Chief Executive Officer, Chief Financial Officer

