Form 10-Q
period 2017-02-28
PetLife Pharmaceuticals, Inc.
filed 2017-04-14
CIK 1354591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

The number of shares of the registrant’s common stock outstanding as of April 4, 2017 was 62,970,577 shares.

PETLIFE PHARMACEUTICALS, INC.

FORM 10-Q

FEBRUARY 28, 2017

PART I. Financial Information

Item 1. Financial Statements

PETLIFE PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	February 28, 2017	August 31, 2016
	(unaudited)
ASSETS
Current assets
Cash	$445	$1,172
Prepaid expense	212,933	-
Total current assets	213,378	1,172

Total assets	$213,378	$1,172

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Convertible notes payable	$92,500	$-
Notes payable to related parties, net of discount	272,863	163,011
Loan from officer	36,330	-
Accounts payable	370,290	374,047
Accounts payable to related parties	-	383,974
Accrued expenses	3,811	-
Accrued expenses to related parties	350,000	-
Stock payable	-	2,315,000

Total current liabilities	1,125,794	3,236,032

Total long-term liabilities	-	-

Total liabilities	1,125,794	3,236,032

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding at February 28, 2017 and August 31, 2016, respectively	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized, 62,303,909 and 8,399,422 shares issued, issuable, and outstanding at February 28, 2017 and August 31, 2016, respectively	62,304	8,400
Additional paid-in capital	26,599,024	3,888,070
Accumulated deficit	(27,573,744)	(7,131,330)
Total stockholders' deficit	(912,416)	(3,234,861)

Total liabilities and stockholders' deficit	$213,378	$1,172

See accompanying notes to unaudited condensed consolidated financial statements.

PETLIFE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Revenue, net	$-	$-	$-	$-

Operating expenses
General and administrative	42,202	130,542	362,231	240,641
Stock-based compensation	1,212,735	-	20,006,174	-

Operating loss	(1,254,937)	(130,542)	(20,368,405)	(240,641)

Other income (expense)
Interest expense	(11,844)	-	(14,010)	-
Loss on settlement of debt	-	-	(10,000)	-
Debt discount amortization	(50,000)	-	(50,000)	-

Net loss	$(1,316,781)	$(130,542)	$(20,442,415)	$(240,641)

Net loss per share - basic and diluted	$(0.03)	$(0.00)	$(0.61)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	44,582,921	38,105,356	33,418,033	47,196,404

See accompanying notes to unaudited condensed financial statements.

PETLIFE PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the six	For the six
	months	months
	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net loss	$(20,442,415)	$(240,641)
Adjustments to reconcile net loss to net cash used in operations:
Loss on settlement of debt	10,000	-
Debt discount amortization	50,000	-
Issuance of common stock for services	20,006,174	80,933
Changes in operating assets and liabilities:
Prepaid expense	(212,933)	-
Accounts payable	(104,046)	140,988
Accounts payable to related parties	-	18,720
Accrued expenses	3,811	-
Accrued expenses to related parties	350,000	-
Stock payable	-	-
Net cash used in operating activities	(339,409)	-

Cash flows from financing activities:
Proceeds from convertible note payable	92,500	-
Proceeds from notes payable to related parties	246,182	-
Net cash provided by financing activities	338,682	-

Net increase in cash	(727)	-

Cash at beginning of period	1,172	-

Cash at end of period	$445	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock returned to treasury and cancelled	$-	$21,583
Common stock for stock payable	$2,697,667	$-

See accompanying notes to unaudited condensed consolidated financial statements.

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND PRESENTATION

Organization

PetLife Pharmaceuticals, Inc. (the “Company,” “we,” “our,” “PetLife”) was incorporated in the State of Nevada on April 5, 2002 as Aztek Ventures Inc. Effective November 13, 2007, we filed a Certificate of Amendment to our Articles of Incorporation to change our name to Genesis Uranium Corp. Effective April 21, 2008, we amended our Articles of Incorporation to change our name to Vault Technology, Inc. to reflect the change in our business focus beyond solely that of uranium exploration. Effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name to “Modern Renewable Technologies, Inc. (“Modern”). On May 27, 2011, Modern, merged with Eco Ventures Group, Inc., and the name of the Company was changed to Eco Ventures Group, Inc. On July 15, 2013, the Company entered into an Agreement and Plan of Merger with Clear TV Ventures, Inc. Under the terms of the merger, Clear TV became the surviving corporation. On June 26, 2014, Eco Ventures Group, Inc. entered into an Agreement and Plan of Merger with its subsidiary, PetLife Pharmaceuticals, Inc., a Nevada corporation, with PetLife Pharmaceuticals, Inc. being the surviving entity. As part of that merger, the name of the Company was changed to PetLife Pharmaceuticals, Inc. and each 15 shares of our common stock were exchanged for one share in the surviving company. Effective August 12, 2014, we completed the closing of the Share Exchange Agreement and the acquisition of PetLife and changed our name to PetLife Pharmaceuticals, Inc. On July 20, 2016, PetLife Pharmaceuticals, Inc. entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, PetLife Merger Subsidiary, Inc., a Nevada corporation, with PetLife Merger Subsidiary, Inc. being the surviving entity. As part of that merger, the name of the PetLife Merger Subsidiary was changed back to PetLife Pharmaceuticals, Inc. The purpose of the subsidiary merger was to effectuate a 1 for 5 reverse exchange of PetLife’s common stock pursuant to the terms of the merger. The combined entities continue on public markets pursuant to Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

Nature of Operations

PetLife is a registered U.S. Veterinary Pharmaceutical company whose mission is to bring its scientifically proven, potentiated bioactive medication and nutraceuticals, VitalZul™, to the world of veterinary oncology. The Company specializes in the research, development, sales and support of advanced drugs and nutraceuticals for pet cancer and autoimmune related diseases such as arthritis. The Company will also introduce a line natural pet food and other complementary products.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of PetLife Pharmaceuticals, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and done under §240.13(a) of the Securities Act. The results of operations for the interim period ended February 28, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 31, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended August 31, 2016, filed on December 21, 2016 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, allowance for accounts receivable, depreciable lives of the web site and fixed assets, and valuation of share-based payments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Property, Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of three years for computer equipment, five years for office furniture and fixtures, and the lesser of the lease term or the useful life of the leased equipment. Leasehold improvements, if any, would be amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs along with fixed assets below our capitalization threshold are expensed as incurred.

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(unaudited)

Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and short term loans the carrying amounts approximate fair value due to their short maturities.

We follow accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Revenue Recognition

The Company recognizes revenue for our services in accordance with ASC 605-10, “Revenue Recognition in Financial Statements.” Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has no revenue streams at this time.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(unaudited)

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of February 28, 2017, tax years 2012 - 2016 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Company adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48,” (“ASC 740-10”), which was issued on May 2, 2007. ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10. ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of ASC 740-10 did not have an impact on the accompanying financial statements.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common stock shares outstanding during the period.

Reclassifications

For comparability, certain prior period amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2017. The reclassifications have no impact on net loss.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these audited financial statements that were considered significant by management were evaluated for the potential effect on these audited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these audited financial statements as presented and does not anticipate the need for any future restatement of these audited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to February 28, 2017 through the date these audited financial statements were issued.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an ASU on lease accounting. The ASU requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating the ASU, the Company expects the adoption of the ASU to have a material effect on the Company’s financial condition due to the recognition of the lease rights and obligations as assets and liabilities. The Company does not expect the ASU to have a material effect on the Company’s results of operations, and the ASU will have no effect on cash flows.

NOTE 2 – GOING CONCERN

The Company has a net loss for the six months ended February 28, 2017 of $20,442,414 and working capital deficit as of February 28, 2017 of $912,416, and has used cash in operations of $339,409 for the six months ended February 28, 2017. In addition, as of February 28, 2017, the Company had a stockholders’ deficit and accumulated deficit of $912,416 and $27,573,744, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(unaudited)

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

NOTE 3 – NOTES PAYABLE

The Company has notes payable as of February 28, 2017 and August 31, 2016 are as follows:

Convertible Notes payable	February 28, 2017			August 31, 2016
		Debt			Debt
	Principal	Discount	Principal	Principal	Discount	Principal

Shelton Davis	$25,000	$-	$25,000	$-	$-	$-
William Bodenheimer III	30,000	-	30,000	-	-	-
Peter Sherman	12,500	-	12,500	-	-	-
Steven Sass	25,000	-	25,000	-	-	-
	$92,500	$-	$92,500	$-	$-	$-

On July 27, 2016, the Company executed a convertible promissory note with Shelton Avery Davis, as part of a private offering, for $25,000. The note has a maturity date of July 27, 2017 and bears interest of 10% which accrues. The note converts into common stock at $0.25 per share. As of February 28, 2017, $1,486 of interest has been accrued.

On September 30, 2016, the Company executed a convertible promissory note with William Bodenheimer III, as part of a private offering, for $30,000. The note has a maturity date of September 30, 2017 and bears interest of 10% which accrues. The note converts into common stock at $0.25 per share. As of February 28, 2017, $1,249 of interest has been accrued.

On October 4, 2016, the Company executed a convertible promissory note with Peter Sherman, as part of a private offering, for $12,500. The note has a maturity date of October 4, 2017 and bears interest of 10% which accrues. The note converts into common stock at $0.25 per share. As of February 28, 2017, $507 of interest has been accrued.

On December 8, 2016, the Company executed a convertible promissory note with Steven Sass, as part of a private offering, for $25,000. The note has a maturity date of December 8, 2017 and bears interest of 10% which accrues. The note converts into common stock $0.25 per share. As of February 28, 2017, $569 of interest has been accrued.

The Company has notes payable to related parties, net of discounts, as of February 28, 2017 and August 31, 2016, as follows:

	February 28, 2017			August 31, 2016
Notes payable to related		Debt			Debt
parties, net of discounts	Principal	Discount	Principal	Principal	Discount	Principal
Ralph Salvagno	$153,011	$-	$153,011	$153,011	$-	$153,011
Lanham	10,000	-	10,000	10,000	-	10,000
Dreadnought 1906, Inc.	150,000	(100,000)	50,000	-	-	-
Ralph Salvagno	59,852	-	59,852	-	-	-
	$372,863	$(100,000)	$272,863	$163,011	$-	$163,011

During the year ended August 31, 2015, we received $10,000 from a shareholder advance which is unsecured, non-interest bearing, and due on demand. As of February 28, 2017, $10,000 remains outstanding. See Note 4.

On August 31, 2016, the Company executed a promissory note with Ralph Salvagno (“Salvagno”), the Company’s CEO and Director, for $153,011. The note converted various payables to Salvagno. The note is due on demand and bears interest at 2% per annum which accrues. As of February 28, 2017, $1,526 of interest has been accrued. See Note 4.

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(unaudited)

On October 25, 2016, the Company executed a promissory note with Dreadnought 1906, Inc., which is controlled by Vyvyan Campbell (“Campbell”), the Company’s Director, for $150,000. The note matures on November 1, 2017 and bears interest at 10% per annum which accrues. As an incentive for the issuance of the note, 250,000 shares of common stock were issued and recorded as a debt discount. The shares were valued at $150,000 for the debt discount. As of February 28, 2017, $7,479 of interest has been accrued and $50,000 of the debt discount amortized. See Note 4.

On January 14, 2017, the Company executed a promissory note with Salvagno for $59,852. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. As of February 28, 2017, $1,194 of interest has been accrued. See Note 4.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended August 31, 2015, we received $10,000 from a shareholder advance which is unsecured, non-interest bearing, and due on demand. As of February 28, 2017, $10,000 remains outstanding. See Note 3.

As of February 28, 2017, the Company has a loan from an officer of $36,330.

As of February 28, 2017 and August 31, 2016, there are related party accounts payable and accrued expenses of $350,000 and $383,974, respectively, related to employment and consulting services.

On August 31, 2016, the Company executed a promissory note with Salvagno, the Company’s CEO and Director, for $153,011. The note converted various payables to Salvagno. The note is due on demand and bears interest at 2% per annum which accrues. As of February 28, 2017, $1,526 of interest has been accrued. See Note 3.

On October 25, 2016, the Company executed a promissory note with Dreadnought 1906, Inc., which is controlled by Campbell, the Company’s Director, for $150,000. The note matures on November 1, 2017 and bears interest at 10% per annum and accrues. As an incentive for the issuance of the note, 250,000 shares of common stock were issued and recorded as a debt discount. The shares were valued at $150,000 for the debt discount. As of February 28, 2017, $7,479 of interest has been accrued and $50,000 of the debt discount amortized. See Note 3.

On January 14, 2017, the Company executed a promissory note with Salvagno for $59,852. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum and accrues monthly. As of February 28, 2017, $1,194 of interest has been accrued. See Note 3.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share. Each share of preferred stock is convertible into common stock on a one-for-one basis. As of February 28, 2017, there are no shares of preferred stock issued and outstanding.

Common Stock

The Company was authorized to issue up to 750,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

During the six months ended February 28, 2017, the Company has issued or is contractually obligated to issue, 53,904,487 common shares for services valued at $22,764,859 which has been recorded as stock-based compensation.

Stock Option Plan

On June 9, 2016, the Board of Directors approved the 2016 Stock Option Plan which reserved 20,000,000 shares of common stock.

The Company has granted options to an employee and to a consultant. Options activity for the six months ended February 28, 2017 is as follows:

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(unaudited)

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at August 31, 2016	4,000,000	$0.25

Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at February 28, 2017	4,000,000	$0.25	2.28	$1,480,000

Exercisable at February 28, 2017	4,000,000	$0.25

On June 9, 2016, the Company granted Ralph Salvagno, an officer and director of the Company, 2,000,000 options for common stock. The options are fully-vested at issuance, have a three-year life, and have an exercise price of $0.25 or a 50% discount to market, whichever is higher. The options were valued at $0.748 or $1,496,389 using Black-Scholes.

On June 9, 2016, the Company granted Richard Langley, a consultant to the Company, 2,000,000 options for common stock. The options are fully-vested at issuance, have a three-year life, and have an exercise price of $0.25 or a 50% discount to market, whichever is higher. The options were valued at $0.748 or $1,496,389 using Black-Scholes.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, there were no pending or threatened lawsuits.

Lease Commitment

On February 1, 2016, the Company entered into a lease space effective June 1, 2016 through May 30, 2018. Lease payments of $750 per month payable in advance on the first day of each month for total lease payments of $18,000.

Future minimum lease payments are as follows:

2017	$7,500
2018	6,750
2019	-
2020	-
2021	-
Future	-
Total	$14,250

NOTE 7 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) for the United States. No amounts exceeded federally insured limits as of February 28, 2017. There have been no losses in these accounts through February 28, 2017.

Concentration of Lender

The Company has one lender, a related party, that makes up its notes payable.

NOTE 8 – SUBSEQUENT EVENTS

On March 18, 2017, the Company executed a promissory note with Salvagno for $24,830. The note converted various payables to Salvagno. The note is due on demand and bears interest at 2% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “will,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

Company Overview

PetLife Pharmaceuticals, Inc. (the “Company,” “we,” “our,” “PetLife”) was incorporated in the State of Nevada on April 5, 2002 as Aztek Ventures Inc. Effective November 13, 2007, we filed a Certificate of Amendment to our Articles of Incorporation to change our name to Genesis Uranium Corp. Effective April 21, 2008, we amended our Articles of Incorporation to change our name to Vault Technology, Inc. to reflect the change in our business focus beyond solely that of uranium exploration. Effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name to “Modern Renewable Technologies, Inc. (“Modern”). On May 27, 2011, Modern, merged with Eco Ventures Group, Inc., and the name of the Company was changed to Eco Ventures Group, Inc. On July 15, 2013, the Company entered into an Agreement and Plan of Merger with Clear TV Ventures, Inc. Under the terms of the merger, Clear TV became the surviving corporation. On June 26, 2014, Eco Ventures Group, Inc. entered into an Agreement and Plan of Merger with its subsidiary, PetLife Pharmaceuticals, Inc., a Nevada corporation, with PetLife Pharmaceuticals, Inc. being the surviving entity. As part of that merger, the name of the Company was changed to PetLife Pharmaceuticals, Inc. and each 15 shares of our common stock were exchanged for one share in the surviving company. Effective August 12, 2014, we completed the closing of the Share Exchange Agreement and the acquisition of PetLife and changed our name to PetLife Pharmaceuticals, Inc. On July 20, 2016, PetLife Pharmaceuticals, Inc. entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, PetLife Merger Subsidiary, Inc., a Nevada corporation, with PetLife Merger Subsidiary, Inc. being the surviving entity. As part of that merger, the name of the PetLife Merger Subsidiary was changed back to PetLife Pharmaceuticals, Inc. The purpose of the subsidiary merger was to effectuate a 1 for 5 reverse exchange of PetLife’s common stock pursuant to the terms of the merger. The combined entities continue on public markets pursuant to Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

PetLife is a registered U.S. Veterinary Pharmaceutical company whose mission is to bring its scientifically proven, potentiated bioactive medication and nutraceuticals, VitalZul™, to the world of veterinary oncology. The Company specializes in the research, development, sales and support of advanced drugs and nutraceuticals for pet cancer and autoimmune related diseases such as arthritis.

Plan of Operations

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

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

Results of Operations

For the three months ended February 28, 2017 and February 29, 2016

Operating expenses

For the three months ended February 28, 2017 we incurred $1,254,937 in operating expenses as compared to $130,542 in operating expenses we incurred for the prior period. Operating expenses for the three months ended February 28, 2017 increased due to the increase in activity relating to development stage expenses and stock based compensation. Stock-based compensation made up $1,212,735 and $0 of operating expenses for the three months ended February 28, 2017 and February 29, 2016, respectively.

Net loss

We incurred a net loss of $1,316,781 for the three months ended February 28, 2017 as compared to the net loss we incurred for the three months ended February 29, 2016 of $130,542. Net loss for the three months ended February 28, 2017 increased due to the increase in activity relating to development stage expenses and stock-based compensation of $1,212,735.

For the six months ended February 28, 2017 and February 29, 2016

Operating expenses

For the six months ended February 28, 2017 we incurred $20,368,404 in operating expenses as compared to $240,641 in operating expenses we incurred for the prior period. Operating expenses for the six months ended February 28, 2017 increased due to the increase in activity relating to development stage expenses and stock based compensation. Stock-based compensation made up $20,006,174 and $0 of operating expenses for the six months ended February 28, 2017 and February 29, 2016, respectively.

Net loss

We incurred a net loss of $20,442,414 for the six months ended February 28, 2017 as compared to the net loss we incurred for the six months ended February 29, 2016 of $240,641. Net loss for the six months ended February 28, 2017 increased due to the increase in activity relating to development stage expenses and stock based compensation. Stock based compensation made up $20,006,174 and $0 of net loss for the six months ended February 28, 2017 and February 29, 2016, respectively.

Liquidity and Capital Resources

We used cash in operations of $339,409 for the six months ended February 28, 2017 compared to cash used in operations of $0 for the six months ended February 29, 2016. The negative cash flow from operating activities for the six months ended February 28, 2017 is attributable to general and administrative costs such as professional fees and travel. Cash used in operations for the six months ended February 29, 2016 is attributable to the Company's net loss of $240,641 offset primarily by increase in accounts payable and the issuance of common stock for services.

We used cash in investing or financing activities of $0 and $0 for the six months ended February 28, 2017 and February 29, 2016, respectively.

We had cash provided by financing activities of $338,682 for the six months ended February 28, 2017, compared to $0 for the six months ended February 29, 2016. During the six months ended February 28, 2017, the Company received $246,182 from notes payable to related parties and $92,500 from convertible notes payable.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Going Concern

The Company has no revenues for the six months ended February 28, 2017, has a net loss for the six months ended February 28, 2017 of $20,442,414, and working capital deficit as of February 28, 2017 of $912,416, and used cash in operations of $339,409 for the six months ended February 28, 2017. In addition, as of February 28, 2017, the Company had a stockholders’ deficit and accumulated deficit of $912,416 and $27,573,744, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

Off-Balance sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended August 31, 2016, included in our Annual Report on Form 10-K as filed on December 21, 2016, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company intends to appoint additional independent directors;
2.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.
●	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.
●	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.
●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control Over Financial Reporting

There are no changes in our internal controls over financial reporting other than as described elsewhere herein.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings in which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

Not required by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending February 28, 2017, the Company issued the following unregistered securities. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

The Company issued 240,000 shares to three individuals for services rendered.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On February 23, 2017, the Company amended Section 3(f) of the Employment Agreement dated June 9, 2016 between the Company and Ralph T. Salvagno, MD, the Company’s Chief Executive Officer (the “Employment Agreement”) to provide that the shares and options referenced in that section may be delivered to Dr. Salvagno on the earlier of obtaining FDA approval for the product or at the discretion of the Board of Directors.

On February 23, 2017, the Company amended Section 4.1(d) of the Consulting Agreement dated June 13, 2016 between the Company and Richard Langley (the “Consulting Agreement”) to provide that the shares and options referenced in that section shall be awarded to the consultant on the earlier of obtaining FDA approval for the product or at the discretion of the Board of Directors.

Item 6. Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on July 22, 2013)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on February 25, 2015)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K, filed on June 9, 2016)
10.1	Merger Agreement dated November 6, 2014 (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 11, 2015)
10.2 10.3(1) 10.4(1) 10.5(1)

Audit for the Period Ended November 6, 2014 of Freedom Leaf Inc., the private company (incorporated by reference to our Form 10-Q/A for the period ended December 31, 2014, filed on September 10, 2015)

Employment agreement with Ralph Salvagno, MD, the Chief Executive Officer, dated June 9, 2016.

Employment agreement with Geoffrey Broderick, Jr., the President, dated January 18, 2017.

Stock Option Plan dated June 9, 2016.

31 (1)	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32 (1)	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2017	PetLife Pharmaceuticals, Inc.
(the registrant)

	By:	/s/ Ralph Salvagno
Ralph Salvagno
Chief Executive Officer and Chief Financial Officer

