Form 10-Q
period 2017-05-31
PetLife Pharmaceuticals, Inc.
filed 2017-07-18
CIK 1354591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

The number of shares of the registrant’s common stock outstanding as of July 14, 2017 was 69,508,801 shares.

PETLIFE PHARMACEUTICALS, INC.

FORM 10-Q

MAY 31, 2017

PART I. Financial Information

Item 1. Financial Statements

PETLIFE PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets

(unaudited)

	May 31, 2017	August 31, 2016

ASSETS
Current assets
Cash	$321	$1,172
Inventory	17,915	-
Total current assets	18,236	1,172

Intangible assets, net	252,085	-

Total assets	$270,321	$1,172

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Convertible notes payable	$92,500	$-
Notes payable	317,000	-
Notes payable to related parties, net of discount	423,858	153,011
Due to shareholder	10,000	10,000
Loan from officer	11,500	-
Accounts payable	335,867	374,047
Accounts payable to related parties	322,412	383,974
Accrued expenses	79,218	-
Stock payable	-	2,315,000

Total current liabilities	1,592,355	3,236,032

Total long-term liabilities	-	-

Total liabilities	1,592,355	3,236,032

Commitments and contingencies

Stockholders' deficit

Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 and 0 shares issued and outstanding at May 31, 2017 and August 31, 2016, respectively	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized, 69,508,801 and 8,399,422 shares issued, issuable, and outstanding at May 31, 2017 and August 31, 2016, respectively	69,508	8,400
Additional paid-in capital	26,997,219	3,888,070
Accumulated deficit	(28,388,761)	(7,131,330)
Total stockholders' deficit	(1,322,034)	(3,234,860)

Total liabilities and stockholders' deficit	$270,321	$1,172

See accompanying notes to unaudited condensed consolidated financial statements.

PETLIFE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the nine months ended
	May 31,		May 31,
	2017	2016	2017	2016

Revenue, net	$-	$-	$-	$-

Operating expenses
General and administrative	142,897	123,989	505,127	364,630
Stock-based compensation	429,083	-	20,435,257	-

Operating loss	(571,980)	(123,989)	(20,940,384)	(364,630)

Other income (expense)
Interest expense	(3,937)	-	(17,947)	-
Loss on settlement	(201,600)	-	(211,600)	-
Debt discount amortization	(37,500)	-	(87,500)	-

Net loss	$(815,017)	$(123,989)	$(21,257,431)	$(364,630)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.49)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	62,535,007	38,105,356	43,383,565	44,143,936

See accompanying notes to unaudited condensed financial statements.

PETLIFE PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the nine months ended
	May 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(21,257,431)	$(364,630)
Adjustments to reconcile net loss to net cash used in operations:
Debt discount amortization	87,500	-
Issuance of common stock for services	20,435,257	80,933
Loss on settlement	211,600	-
Changes in operating assets and liabilities:
Accounts payable	154,719	264,977
Accounts payable to related parties	(61,563)	18,720
Accrued expenses	(3,280)	-
Net cash used in operating activities	(433,198)	-

Cash flows from financing activities:
Proceeds from convertible note payable	92,500	-
Proceeds from loan from officer	36,330	-
Proceeds from notes payable to related parties	333,347	-
Payments on loan from officer	(24,830)	-
Payments on note payable	(5,000)	-
Net cash provided by financing activities	432,347	-

Net increase in cash	(851)	-

Cash at beginning of period	1,172	-

Cash at end of period	$321	$-

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock returned to treasury and cancelled	$986	$21,583
Reclassification from stock payable to additional paid-in capital	$2,315,000	$-
Common stock issued for purchase of assets	$270,000	$-
Common stock issued for the issuance of debt	$150,000	$-

 See accompanying notes to unaudited condensed consolidated financial statements.

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

May 31, 2017

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

On April 19, 2017, the Company organized in the State of Maryland a wholly-owned subsidiary, Dr. Geoff’s by PetLife, Inc. (“Dr. Geoff’s by PetLife”), to operate the Company’s pet food division. See Note 3.

Nature of Operations

PetLife is a registered U.S. Veterinary Pharmaceutical company whose mission is to bring its scientifically proven, potentiated bioactive medication and nutraceuticals, Vitalzul™, to the world of veterinary oncology. The Company specializes in the research, development, sales and support of advanced drugs and nutraceuticals for pet cancer and autoimmune related diseases such as arthritis. The Company will also introduce a line of natural pet food and other complementary products.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of PetLife Pharmaceuticals, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and done under §240.13(a) of the Securities Act. The results of operations for the interim period ended May 31, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 31, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended August 31, 2016, filed on December 21, 2016 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

May 31, 2017

(unaudited)

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

Intangible Assets

On May 10, 2017, the Company acquired certain intangible assets from Healthy Life Pets, LLC (“Healthy Life Pets”), which included the intellectual property of Healthy Life Pets’ product line, including the trademarked brand, “Dr. Geoff’s Real Pet Food.” The purchase price of the assets was 1,500,000 shares of common stock of the Company, 500,000 of which were issued at execution, with the remaining 1,000,000 shares of common stock vesting over two years. The Company has valued the assets at the value of the 1,500,000 shares of common stock issued, or $270,000 of which $252,085 are intangible assets. The Company has yet to commercially use the intellectual property as of the date of this report. The Company will continue to ascertain the value of the intangible assets before the fiscal year end.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and short-term loans the carrying amounts approximate fair value due to their short maturities.

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

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

May 31, 2017

(unaudited)

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of May 31, 2017, tax years 2012 - 2016 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

Company adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48” (“ASC 740-10”), which was issued on May 2, 2007. ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10. ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of ASC 740-10 did not have an impact on the accompanying financial statements.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these audited financial statements that were considered significant by management were evaluated for the potential effect on these audited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these audited financial statements as presented and does not anticipate the need for any future restatement of these audited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to May 31, 2017 through the date these audited financial statements were issued.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an ASU on lease accounting. The ASU requires the lease rights and obligations arising from lease contracts, including existing and new arrangements, to be recognized as assets and liabilities on the balance sheet. The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted. While the Company is still evaluating the ASU, the Company does not expect the adoption of the ASU to have a material effect on the Company’s financial condition due to the recognition of the lease rights and obligations as assets and liabilities. The Company does not expect the ASU to have a material effect on the Company’s results of operations, and the ASU will have no effect on cash flows.

NOTE 2 – GOING CONCERN

The Company has a net loss for the nine months ended May 31, 2017 of $21,257,431 and working capital deficit as of May 31, 2017 of $1,574,119, and has used cash in operations of $433,198 for the nine months ended May 31, 2017. In addition, as of May 31, 2017, the Company had a stockholders’ deficit and accumulated deficit of $1,322,034 and $28,388,761, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

May 31, 2017

(unaudited)

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

NOTE 3 – DEFINITIVE AGREEMENTS

On May 10, 2017, Dr. Geoff’s by PetLife, a subsidiary of PetLife, entered into an asset purchase agreement and a supply agreement with Healthy Life Pets, LLC (“Healthy Life Pets”) to acquire certain assets, including the intellectual property of Healthy Life Pets’ product line, including the trademarked brand, “Dr. Geoff’s Real Pet Food,” and to purchase product for a period of time from Healthy Life Pets. The purchase price of the assets was 1,500,000 shares of common stock of the Company, 500,000 of which were issued at execution, with the remaining 1,000,000 shares of common stock vesting over two years. All shares of Company common stock to be issued pursuant to these agreements are subject to restrictions on resale pursuant to a leak out agreement. The foregoing descriptions of the asset purchase agreement, supply agreement, and leak out agreement are qualified in their entirety by the full text of the agreements, which are filed as Exhibits 10.7, 10.8 and 10.9 to, and incorporated by reference in, this report. In connection with the agreement, the Company recorded $17,915 of inventory and $252,085 of intangible assets for the issuance of common stock.

NOTE 4 – NOTES PAYABLE

The Company has notes payable as of May 31, 2017 are as follows:

	May 31, 2017
Notes payable and convertible notes payable	Principal	Debt Discount	Principal

Shelton Davis (1)	$25,000	$-	$25,000
William Bodenheimer III (1)	30,000	-	30,000
Peter Sherman (1)	12,500	-	12,500
Steven Sass (1)	25,000	-	25,000
Alkmini Anastasiadou	317,000	-	317,000
	$409,500	$-	$409,500

(1) Convertible

On July 27, 2016, the Company executed a convertible promissory note with Shelton Avery Davis, as part of a private offering, for $25,000. The note has a maturity date of July 27, 2017 and bears interest of 10% which accrues. The note converts into common stock at $0.25 per share. As of May 31, 2017, $1,870 of interest has been accrued.

On September 30, 2016, the Company executed a convertible promissory note with William Bodenheimer III, as part of a private offering, for $30,000. The note has a maturity date of September 30, 2017 and bears interest of 10% which accrues. The note converts into common stock at $0.25 per share. As of May 31, 2017, $2,005 of interest has been accrued.

On October 4, 2016, the Company executed a convertible promissory note with Peter Sherman, as part of a private offering, for $12,500. The note has a maturity date of October 4, 2017 and bears interest of 10% which accrues. The note converts into common stock at $0.25 per share. As of May 31, 2017, $822 of interest has been accrued.

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

May 31, 2017

(unaudited)

On December 8, 2016, the Company executed a convertible promissory note with Steven Sass, as part of a private offering, for $25,000. The note has a maturity date of December 8, 2017 and bears interest of 10% which accrues. The note converts into common stock $0.25 per share. As of May 31, 2017, $1,199 of interest has been accrued.

The Company has notes payable to related parties, net of discounts, as of May 31, 2017 and August 31, 2016, as follows:

	May 31, 2017			August 31, 2016
Notes payable to related parties, net of discounts	Principal	Debt Discount	Principal	Principal	Debt Discount	Principal

Ralph Salvagno	$153,011	$-	$153,011	$153,011	$-	$153,011
Dreadnought 1906, Inc.	150,000	(62,500)	87,500	-	-	-
Ralph Salvagno	59,852		59,852	-	-	-
Ralph Salvagno	24,830		24,830	-	-	-
Ralph Salvagno	98,665	-	98,665	-	-	-
	$486,358	$(62,500)	$423,858	$153,011	$-	$153,011

On August 31, 2016, the Company executed a promissory note with Ralph Salvagno (“Salvagno”), the Company’s CEO and Director, for $153,011. The note is due on demand and bears interest at 2% per annum which accrues. As of May 31, 2017, $2,297 of interest has been accrued. See Note 5.

On October 25, 2016, the Company executed a promissory note with Dreadnought 1906, Inc., which is controlled by Vyvyan Campbell (“Campbell”), the Company’s Director, for $150,000. The note matures on November 1, 2017 and bears interest at 10% per annum which accrues. As an incentive for the issuance of the note, 250,000 shares of common stock were issued and recorded as a debt discount. The shares were valued at $150,000 for the debt discount. As of May 31, 2017, $9,000 of interest has been accrued and $87,500 of the debt discount amortized. See Note 5.

On January 14, 2017, the Company executed a promissory note with Salvagno for $59,852. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. As of May 31, 2017, $905 of interest has been accrued. See Note 5.

On March 18, 2017, the Company executed a promissory note with Salvagno for $24,830. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. As of May 31, 2017, $204 of interest has been accrued. See Note 5.

On May 15, 2017, the Company entered into a settlement agreement with Arthur G. Mikaelian, et al (see Note 7 for all parties, the “Settlement Agreement”). Mikaelian had a financial obligation to Alkmini Anastasiadou (“Anastasiadou”), which was unrelated to the Company. As part of the Settlement Agreement, the Company would assume the debt of Mikaelian to Anastasiadou, as settlement between them, of $322,000, in a promissory note (the “Anastasiadou Note”). The terms of the Anastasiadou Note are 3% interest, with installment payments of $5,000 monthly beginning June 1, 2017 with payment in full by December 31, 2017. As of May 31, 2017, the balance of the note was $322,000 and the accrued interest was $423. In connection with the settlement, the Company issued $322,000 in notes payable, reversed accounts payable of $110,400 and recorded a loss of $211,600.

On May 31, 2017, the Company executed a promissory note with Salvagno for $98,665. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. As of May 31, 2017, $5 of interest has been accrued. See Note 5.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended August 31, 2015, we received $10,000 from a shareholder advance which is unsecured, non-interest bearing, and due on demand. As of May 31, 2017, $10,000 remains outstanding.

As of May 31, 2017, the Company has a loan from an officer of $11,500. The loan is unsecured, non-interest bearing, and due on demand.

As of May 31, 2017, and August 31, 2016, there are related party accounts payable and accrued expenses of $322,412 and $383,974, respectively, related to employment and consulting services.

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

May 31, 2017

(unaudited)

On August 31, 2016, the Company executed a promissory note with Salvagno, the Company’s CEO and Director, for $153,011. The note is due on demand and bears interest at 2% per annum which accrues. As of May 31, 2017, $2,297 of interest has been accrued. See Note 4.

On October 25, 2016, the Company executed a promissory note with Dreadnought 1906, Inc., which is controlled by Campbell, the Company’s Director, for $150,000. The note matures on November 1, 2017 and bears interest at 10% per annum and accrues. As an incentive for the issuance of the note, 250,000 shares of common stock were issued and recorded as a debt discount. The shares were valued at $150,000 for the debt discount. As of May 31, 2017, $9,000 of interest has been accrued and $87,500 of the debt discount amortized. See Note 4.

On January 14, 2017, the Company executed a promissory note with Salvagno for $59,852. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum and accrues monthly. As of May 31, 2017, $905 of interest has been accrued. See Note 4.

On March 18, 2017, the Company executed a promissory note with Salvagno for $24,830. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. As of May 31, 2017, $204 of interest has been accrued. See Note 4.

On May 31, 2017, the Company executed a promissory note with Salvagno for $98,665. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. As of May 31, 2017, $5 of interest has been accrued. See Note 4.

During the nine months ended May 31, 2017, the Company has issued or is contractually obligated to issue, 500,000 shares of common stock for financial reporting services valued at $162,500 of which $43,333 has been recorded as stock-based compensation. The Company will amortize $119,167 over the remaining service period or through March 2019.

During the nine months ended May 31, 2017, the Company has issued or is contractually obligated to issue, 40,000 shares of common stock for board advisory services valued at $13,000 of which $6,500 has been recorded as stock-based compensation. The Company will amortize $6,500 over the remaining service period through July 2017.

In February 2017, the Company entered into a consulting agreement for a spokeman for the PetLife pet foods division. The agreement is through January 2020. The Company issued 1,000,000 shares of restricted common stock which 27,778 shares of common stock vest every month. The shares of common stock were valued at $160,000 and $17,778 was recorded as stock-based compensation for the nine months ended May 31, 2017. The Company will record the remaining $142,222 over the service period or through January 2020.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share. Each share of preferred stock is convertible into common stock on a one-for-one basis. As of May 31, 2017, there are no shares of preferred stock issued and outstanding.

Common Stock

The Company was authorized to issue up to 750,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

On May 10, 2017, the Company issued 500,000 shares of common stock for the acquisition of certain assets from Healthy Life Pets, LLC. The shares were valued at $90,000. See Note 3.

During the nine months ended May 31, 2017, the Company has issued or is contractually obligated to issue, 60,345,380 common shares for services valued at $24,272,168, of which $20,435,257 has been recorded as stock-based compensation. The Company recorded $2,315,000 during the year ended August 31, 2016 and will amortize $1,521,911 over the remaining service period.

Included in the above paragraph, during the nine months ended May 31, 2017, the Company has issued or is contractually obligated to issue, 500,000 common shares for financial reporting services valued at $162,500 of which $43,333 has been recorded as stock-based compensation. The Company will amortize $119,167 over the remaining service period or through March 2019.

Included in the above paragraph, during the nine months ended May 31, 2017, the Company has issued or is contractually obligated to issue, 40,000 common shares for board advisory services valued at $13,000 of which $6,500 has been recorded as stock-based compensation. The Company will amortize $6,500 over the remaining service period through July 2017.

Included in the above paragraph, in February 2017, the Company entered into a consulting agreement for a spokesman for the Petlife pet foods division. The agreement is through January 2020. The Company issued 1,000,000 shares of restricted common stock which 27,778 common shares vest every month. The common shares were valued at $160,000 and $17,778 was recorded as stock compensation for the nine months ended May 31, 2017. The Company will record the remaining $142,222 over the service period or through January 2020.

Employment Agreements

Included in the above paragraph, in January 2017, the Company entered into an employment agreement with our Vice-President of marketing. The agreement is through February 2019. The Company will pay $6,300 per month and 1,500,000 shares of restricted common stock which 100,000 vest immediately and 350,000 common shares vest every six months. The common shares were valued at $240,000 and $16,000 was recorded as stock compensation for the nine months ended May 31, 2017. The Company will record the remaining $224,000 over the service period or through February 2019.

Included in the above paragraph, in January 2017, the Company entered into an employment agreement with the President of the pet foods division. The agreement is through December 2018. The Company will pay $12,500 per month and 3,000,000 shares of restricted common stock which 350,000 common shares vest every three months. The common shares were valued at $600,000 and $75,000 was recorded as stock compensation for the nine months ended May 31, 2017. The Company will record the remaining $525,000 over the service period or through December 2018.

Stock Option Plan

On June 9, 2016, the Board of Directors approved the 2016 Stock Option Plan which reserved 20,000,000 shares of common stock.

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

May 31, 2017

(unaudited)

The Company has granted options to an employee and to a consultant. Options activity for the nine months ended May 31, 2017 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at August 31, 2016	4,000,000	$0.25

Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at May 31, 2017	4,000,000	$0.25	2.02	$369,200

Exercisable at May 31, 2017	4,000,000	$0.25

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, there were no pending or threatened lawsuits. The Company entered into a settlement agreement as follows:

On May 15, 2017, the Company entered into a settlement agreement with Arthur G. Mikaelian (a/k/a Arthur Grant Mikaelian, Artur Mikaelian, collectively, “Mikaelian”), the Irrevocable de Fidecomison Confianza General De Familiar Artur Mikaelian (the “Mikaelian Trust”), Artur Mikaelian, Jr., Tigran Mikaelian, Grant Mikaelian, Armani Minasyan, Medolife Corp. (“Medolife”), and Alkmini Anastasiadou (“Anastasiadou”). Mikaelian, a former officer of the Company, the other parties, and the Company finalized a settlement to sever all ties between the Company and all other parties (the “Settlement Agreement”). Mikaelian had a financial obligation to Anastasiadou, which was unrelated to the Company. The Settlement Agreement provided the following: a) full release between all parties, b) all common stock of the Company held by all parties, excluding Anastasiadou (as they did not hold any common stock of the Company) would be returned to the Company as treasury stock (the “Treasury Stock”), and c) the Company would assume the debt of Mikaelian to Anastasiadou, as settlement between them, of $322,000, in a promissory note (the “Anastasiadou Note”). The Treasury Stock would be held in escrow until the Anastasiadou Note is paid in full by the Company, which then would be retired by the Company. The Treasury Stock is 4,794,000 shares which, as of May 31, 2017, constitutes 7.25% of the outstanding common stock of the Company. The terms of the Anastasiadou Note are 3% interest, with installment payments of $5,000 monthly beginning June 1, 2017 with payment in full by December 31, 2017. See Note 4.

Lease Commitment

On February 1, 2016, the Company entered into a lease space effective June 1, 2016 through May 30, 2018. Lease payments of $750 per month payable in advance on the first day of each month for total lease payments of $18,000.

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

May 31, 2017

(unaudited)

Future minimum lease payments are as follows:

2017	$5,250
2018	6,750
2019	-
2020	-
2021	-
Future	-
Total	$12,000

NOTE 8 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) for the United States. No amounts exceeded federally insured limits as of May 31, 2017. There have been no losses in these accounts through May 31, 2017.

NOTE 9 – SUBSEQUENT EVENTS

Management has reviewed and evaluated subsequent events through the date on which the current financial statements were issued and did not have any material recognizable subsequent events after May 31, 2017.

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

Company Overview

PetLife Pharmaceuticals, Inc. (the “Company,” “we,” “our,” “PetLife”) was incorporated in the State of Nevada on April 5, 2002 as Aztek Ventures Inc. Effective November 13, 2007, we filed a Certificate of Amendment to our Articles of Incorporation to change our name to Genesis Uranium Corp. Effective April 21, 2008, we amended our Articles of Incorporation to change our name to Vault Technology, Inc. to reflect the change in our business focus beyond solely that of uranium exploration. Effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name to “Modern Renewable Technologies, Inc.” (“Modern”). On May 27, 2011, Modern, merged with Eco Ventures Group, Inc., and the name of the Company was changed to Eco Ventures Group, Inc. On July 15, 2013, the Company entered into an Agreement and Plan of Merger with Clear TV Ventures, Inc. Under the terms of the merger, Clear TV became the surviving corporation. On June 26, 2014, Eco Ventures Group, Inc. entered into an Agreement and Plan of Merger with its subsidiary, PetLife Pharmaceuticals, Inc., a Nevada corporation, with PetLife Pharmaceuticals, Inc. being the surviving entity. As part of that merger, the name of the Company was changed to PetLife Pharmaceuticals, Inc. and each 15 shares of our common stock were exchanged for one share in the surviving company. Effective August 12, 2014, we completed the closing of the Share Exchange Agreement and the acquisition of PetLife and changed our name to PetLife Pharmaceuticals, Inc. On July 20, 2016, PetLife Pharmaceuticals, Inc. entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, PetLife Merger Subsidiary, Inc., a Nevada corporation, with PetLife Merger Subsidiary, Inc. being the surviving entity. As part of that merger, the name of the PetLife Merger Subsidiary was changed back to PetLife Pharmaceuticals, Inc. The purpose of the subsidiary merger was to effectuate a 1 for 5 reverse exchange of PetLife’s common stock pursuant to the terms of the merger. The combined entities continue on public markets pursuant to Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

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

Results of Operations

For the three months ended May 31, 2017 and 2016

Revenue

The Company has no revenues for the three months ended May 31, 2017 and 2016.

Operating expenses

For the three months ended May 31, 2017 we incurred $571,980 in operating expenses as compared to $123,989 in operating expenses we incurred for the three months ended May 31, 2016. Operating expenses for the three months ended May 31, 2017 increased due to the increase in activity relating to development stage expenses and stock-based compensation. Stock-based compensation made up $429,083,958 and $0 of operating expenses for the three months ended May 31, 2017 and 2016, respectively.

Net loss

We incurred a net loss of $815,017 for the three months ended May 31, 2017 as compared to $123,989 for the three months ended May 31, 2016. Net loss for the three months ended May 31, 2017 increased due to the increase in activity relating to development stage expenses and stock-based compensation of $429,083.

For the nine months ended May 31, 2017 and 2016

Revenue

The Company has no revenues for the nine months ended May 31, 2017 and 2016.

Operating expenses

For the nine months ended May 31, 2017 we incurred $20,940,384 in operating expenses as compared to $364,630 in operating expenses we incurred for the nine months ended May 31, 2016. Operating expenses for the nine months ended May 31, 2017 increased due to the increase in activity relating to development stage expenses and stock-based compensation. Stock-based compensation made up $20,435,257 and $0 of operating expenses for the nine months ended May 31, 2017 and 2016, respectively.

Net loss

We incurred a net loss of $21,257,431 for the nine months ended May 31, 2017 as compared to $364,630 for the nine months ended May 31, 2016. Net loss for the nine months ended May 31, 2017 increased due to the increase in activity relating to development stage expenses and stock-based compensation of $20,435,257.

Liquidity and Capital Resources

We used cash in operations of $433,198 for the nine months ended May 31, 2017 compared to cash used in operations of $0 for the nine months ended May 31, 2016. The negative cash flow from operating activities for the nine months ended May 31, 2017 is attributable to general and administrative costs such as professional fees and travel. Cash used in operations for the nine months ended May 31, 2017 is attributable to the Company’s net loss of $21,257,431 offset primarily by increase in accounts payable and the issuance of common stock for services.

We used cash in investing activities of $0 and $0 for the nine months ended May 31, 2017 and 2016, respectively.

We had cash provided by financing activities of $432,347 for the nine months ended May 31, 2017, compared to $0 for the nine months ended May 31, 2016. During the nine months ended May 31, 2017, the Company received $333,347 from notes payable to related parties and $92,500 from convertible notes payable.

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

Going Concern

The Company has no revenues for the nine months ended May 31, 2017, has a net loss for the nine months ended May 31, 2017 of $21,257,431, and working capital deficit as of May 31, 2017 of $1,574,119, and used cash in operations of $433,198 for the nine months ended May 31, 2017. In addition, as of May 31, 2017, the Company had a stockholders’ deficit and accumulated deficit of $1,322,034 and $28,388,761, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending May 31, 2017, the Company issued the following unregistered securities. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

The Company issued and have issuable 6,443,226 shares to multiple individuals and corporations for services rendered. In addition, 2,500,000 shares were cancelled during this period.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of June 26, 2014 between Eco Ventures Group, Inc. and PetLife Pharmaceuticals, Inc. (incorporated by reference to our Form 8-K filed on April 8, 2014).
3.2	Bylaws (incorporated by reference to our Form 10-K filed on December 16, 2014)
3.3	Articles of Merger (incorporated by reference to our Current Report on Form 8-K, filed on February 25, 2015)
3.4	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K, filed on June 9, 2016)
10.1	Reorganization Agreement dated as of April 28, 2014 by and between Eco Ventures Group, Inc. and PetLife Corporation (incorporated by reference to our Form 8-K filed on April 8, 2014).
10.2	Patent License Agreement dated as of August 1, 2014 between Arthur Grant Mikaelian and PetLife Pharmaceuticals, Inc. (incorporated by reference to our Form 8-K filed on April 8, 2014).
10.3	Manufacturing Agreement dated as of May 8, 2014 between PetLife Corporation and Samson Pharmaceuticals, Inc. (incorporated by reference to our Form 8-K filed on April 8, 2014).
10.4	Employment agreement with Ralph Salvagno, MD, the Chief Executive Officer, dated June 9, 2016 (incorporated by reference to our Form 10-Q for the period ended February 28, 2017, filed on April 14, 2017).
10.5	Employment agreement with Geoffrey Broderick, Jr., the President, dated January 18, 2017 (incorporated by reference to our Form 10-Q for the period ended February 28, 2017, filed on April 14, 2017).
10.6	Stock Option Plan dated June 9, 2016 (incorporated by reference to our Form 10-Q for the period ended February 28, 2017, filed on April 14, 2017).
10.7	Asset Purchase Agreement between Healthy Life Pets, LLC and Dr. Geoff’s by PetLife, Inc. (incorporated by reference to our Form 8-K filed on May 25, 2017).
10.8	Supply Agreement between Healthy Life Pets, LLC and Dr. Geoff’s by PetLife, Inc. (incorporated by reference to our Form 8-K filed on May 25, 2017).
10.9	Leak Out Agreement between Healthy Life Pets, LLC and Dr. Geoff’s by PetLife, Inc. and PetLife Pharmaceuticals, Inc. (incorporated by reference to our Form 8-K filed on May 25, 2017).
10.10	Assignment Agreement between PetLife Pharmaceuticals, Inc. and Dr. Ralph T. Salvagno dated May 22, 2017 (incorporated by reference to our Form 8-K filed on May 31, 2017).
10.11	Assignment Agreement between PetLife Pharmaceuticals, Inc. and Dr. Vivekananda Ramana dated May 22, 2017 (incorporated by reference to our Form 8-K filed on May 31, 2017).
10.12	Assignment Agreement between PetLife Pharmaceuticals, Inc. and Dr. Baidvanath Mishra dated May 22, 2017 (incorporated by reference to our Form 8-K filed on May 31, 2017).
31 (1)	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32 (1)	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 18, 2017	PetLife Pharmaceuticals, Inc.
(the registrant)

	By:	/s/ Ralph T. Salvagno
Ralph T. Salvagno
Chief Executive Officer and Chief Financial Officer

