Form 10-K
period 2017-08-31
PetLife Pharmaceuticals, Inc.
filed 2017-12-15
CIK 1354591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

On December 31, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,595,945, based upon the closing price on that date of the common stock of the registrant on the OTC Bulletin Board system of $0.13. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of December 14, 2017, the registrant had 73,966,195 shares of its common stock, $0.001 par value, issued, issuable, and outstanding.

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

All references in this Form 10-K that refer to the “Company,” “PetLife Pharmaceuticals, Inc.,” “Registrant,” “we,” “us,” or “our” are to PetLife Pharmaceuticals, Inc., a Nevada formed corporation.

PART I

Item 1. Business

Historical Company Information

PetLife Pharmaceuticals, Inc. (“PetLife”) were incorporated on April 5, 2002 under the laws of the State of Nevada as “Aztek Ventures Inc.” Effective November 13, 2007, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Aztek Ventures Inc.” to “Genesis Uranium Corp.” Effective April 21, 2008, we amended our Articles of Incorporation to change our name from “Genesis Uranium Corp.” to “Vault Technology Inc.” to reflect the change in our business focus beyond solely that of uranium exploration. Effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name from “Vault Technology, Inc.” to “Modern Renewable Technologies, Inc.” (“Modern”). On May 27, 2011, Modern, merged with Eco Ventures Group, Inc., and the name of the Company was changed to Eco Ventures Group, Inc. On July 18, 2013, the Company declared a 15-for-1 reverse stock split for all of its common and preferred stock. On June 26, 2014, Eco Ventures Group, Inc. entered into an Agreement and Plan of Merger with its subsidiary, PetLife Pharmaceuticals, Inc., a Nevada Corporation, with PetLife Pharmaceuticals, Inc. being the surviving entity. As part of that merger, the name of the Company was changed to PetLife Pharmaceuticals, Inc. and each 20 shares of our common stock were exchanged for one share in the surviving company. Effective August 12, 2014 we completed the closing of the Share Exchange Agreement and the acquisition of PetLife and changed our name to PetLife Pharmaceuticals, Inc. Effective July 19, 2016, we agreed to complete a subsidiary merger in which we effectively complete a 1 for 5 reduction in our outstanding shares. All references herein to the number of shares outstanding and per-share amounts have been retroactively restated to reflect both the reverse stock split on July 18, 2013, the exchange ratio in the merger with PetLife Pharmaceuticals, Inc., and the reduction in September 2016.

Business of PetLife Pharmaceuticals, Inc.

Summary

We have developed and are launching a new generation of high potency veterinary cancer medications and nutraceuticals.

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

In the United States over 92 million households own a dog or cat, representing 83.3 million dogs and 95.6 million cats. Consumer spending on domestic companion animals in the United States alone is expected to reach over $60.28 billion in 2015, with over $13 billion being spent on over the counter medications. Demand for domestic pet health products is expected to grow approximately 4 - 6% annually through 2018

PetLife plans to apply to the FDA in the first quarter of 2018 to begin a New Animal Drug Application for prescription strength version of VitalzulTM. Although there can be no assurance the FDA will work this quickly, the Company anticipates FDA approval of its prescription strength products in the second half of 2019, and intends to roll out those products shortly thereafter.

The Company has a developed a sophisticated, multi-channel marketing strategy, to be implemented in the second half of 2017, that includes direct sales, retail, veterinarian vertical market, affiliate sales and infomercials for its nutraceutical formulation.

As part of our mission to bring health and well-being to our companion animals, PetLife has acquired “Healthy Life Pets “a natural based pet food company founded by renowned veterinarian, Dr. Geoffrey Broderick. The Company plans to market a new brand “Dr. Geoff’s by PetLife” as a premium product and will seek to provide evidence of the benefit of the food on cancer prevention and general pet health.

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

Since the histology (cellular biology) of human, dogs and cats is quite similar at the molecular level, it is notable that PetLife, upon the completion of our veterinary trials, PetLife can continue to develop Vitalzul™, for human use or out license the technology as deemed appropriate by management and our medical team.

Business Strategy

●	Initially, enter the market with an oral nutraceutical version of Vitalzul™ with a focus on the oncology needs of dogs and cats.

●	Raise capital through traditional means, including through this private placement of securities, additional private placements, public offerings and/or bank financings.

●	Apply for FDA approval of the Caribbean Blue Scorpion animal pharmaceutical drug, VitalzulTM for cancer treatment, a prescription strength oral pharmaceutical as well as a concentrated intravenous and injectable version for direct administration to a tumor.

●	Concurrently develop edible dog and cat treats that are infused with Vitalzul™’s active ingredients that deliver preventative benefits for both dogs and cats.

FDA Process, Cost and Time Line

The Company plan outlines the necessary studies and regulatory actions required to move Vitalzul TM thought the Food and Drug Administration (“FDA”) and Center for Veterinary Medicine (“CVM”) approval process.

The lead for our FDA approval of the pharmaceutical version of VitalzulTM is Dr. Vivek Ramana, our Chief Medical Officer, who has greater than 20 years of experience in the pharmaceutical industry and has worked on more than 25 drugs that have been approved by the FDA. Dr. Ramana has more than four years’ experience working with Scorpion venom and has successfully secured approval of a scorpion-based Chlorotoxin Oncology drug for humans in India. His combined professional experience and personal knowledge of Vitalzul™ gives PetLife great confidence in his ability to manage the process, adhere to the timelines and maintain the project budget.

Dr. Ramana has provided PetLife with a time line of approximately 24 months to successfully complete the required clinical studies and register the pharmaceutical version of Vitalzul TM with the FDA/CVM. We will also push to fast track the drug and can potentially have it approved as a compassionate use drug for pets in as little as nine months.

Prior to our discussions with the FDA, the Company, under the direction of Dr. Ramana, has completed a preliminary dosing and toxicology study. The third study required prior to our FDA discussion is a cell line study, which should be completed within the next several months.

During the initial stage of our proposed FDA trial, the drug will be analyzed to establish its structure, stability and toxicity. This stage will establish the ability to produce a stable, replicable drug product supply for the subsequent clinical studies in animals. This stage is estimated to take 3-9 months to complete at a cost of approximately $700,000.

The second stage is pre-clinical development. In this stage, InnoVision Therapeutics will perform the studies necessary to establish the safety of the product. These studies include toxicology and dosing studies as well as establish the pharmokinetics and pharmodynamics of the drug. Essentially, we want to learn what the drug does to the body and what the body does to the drug. This stage is estimated to take between 9 and 24 months. Many of these studies can be performed during the initial stage of the project if funding is available. The estimated cost of this stage is approximately $2,200,000.

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

The FDA/CVM registration is only necessary for the pharmaceutical version products PetLife wishes to sell globally. The nutraceutical version, pet food, treats and other products do require FDA/CVM approval under the Nutraceutical Division. Having this stamp of approval and completing these necessary tests will allow PetLife to make the necessary claims on the product label and in its advertising programs. This will move PetLife from a company with lots of anecdotal evidence and a few clinical trials to one with certified studies and evidence meeting all the necessary requirements by the FDA/CVM.

The Company’s Vitalzul TM Product

PetLife will initially develop dedicated cancer preventative products, such as animal treats. These products are designed to prolong pets’ lives when taken consistently. The Company anticipates this will drive sales for PetLife as clients adopt these types of products as part of their pet’s normal daily diets. Part of PetLife’s sales and marketing framework is to not only sell the products to animal’s post cancer diagnosis, but to educate owners on cancer and autoimmune prevention. PetLife’s preventative animal treats, for example, are an excellent way for pet owners to promote lasting health and viability for their companions.

PetLife anticipates developing the following products for the cancer preventative products:

●	Vitalzul™ Preventative – a natural pet treat preventative

●	Vitalzul™ Tabs – a natural daily pet preventative tablet

●	Vitalzul™ Pet Foods – natural preventative foods

VitalzulTM has demonstrated an effect on several different cancer types. With inexpensive modifications, PetLife may be able to create cancer specific products that may increase sales. The following are the top veterinary cancer types that PetLife intends to target:

●	Lymphoma or Lymph sarcoma
●	Hemangiosarcoma
●	Osteosarcoma
●	Mast Cell Tumor
●	Melanoma
●	Squamous Cell Carcinoma
●	Mammary Carcinoma
●	Apocrine Gland Carcinoma (Anal Sac)
●	Transitional Cell Carcinoma
●	Soft Tissue Sarcoma
●	Lymphoma
●	Squamous carcinoma
●	Fibrosarcoma
●	Lung tumors
●	Brain tumors
●	Nasal tumors
●	Liver tumors

PetLife plans to design three products for differentiated intake protocols for home and veterinary usage.

●	Oral / Rectal - Home oral and rectal administration of the VitalzulTM liquid makes the animal easy to treat. The solution is colorless and odorless and can be administered through a droplet or enema. This is an effective tool which clients can use in the convenience of their home.

●	Injectable/Intravenous - The injectable/intravenous version can be used by veterinarians to directly inject the product into the tumor for effective, targeted high dose treatments. This will increase sales with vets who will have an effective in clinic, targeted product will require clients to bring their pets into the vet clinic for treatment.

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

PetLife intends to also develop products for pets in the following areas:

●	Arthritis: Arthritis (or osteoarthritis) is a slowly progressive, degenerative disease of the joints for which there is no cure. However, Vitalzul TM may be able to help to prevent, delay, and manage arthritis in dogs or cats. Arthritis affects 1 in 5 dogs over the age of 7 and over 90% of geriatric cats have arthritis; currently 12 million cats have arthritis.

●	Hepatitis: As with humans, Hepatitis in dogs and cats affects the liver. This contagious disease includes symptoms such as fever, vomiting and diarrhea accompanied by abdominal pain. Furthermore, Hepatitis may lead to kidney damage. Approximately, 12% of dogs and 40% of cats get Hepatitis.

●	Lyme disease: Lyme disease is a dangerous bacterial disease that can cause irreversible damage to a companion animal’s health. About 5% of dogs contract Lyme disease while the statistics for cats is nominal.

Global Market for Vitalzul TM and the Company’s Products

The global veterinary pharmaceutical industry is composed of various veterinary health products including biological, veterinary pharmaceuticals and medicated food additives. Over the past few years, the range of animal health products has diversified, currently encompassing metabolic drugs, reproductive aids, anti-infectives, feed additives, imaging diagnostics, vaccines, parasite control, and topical solutions. Veterinary products have emerged for treating chronic diseases such as cancer, osteoarthritis and cardiovascular disease. Pet owners, more than ever before, are spending a larger proportion of their income to take care of their pets’ health.

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

●

Media – the Company will engage a top-notch boutique public relations firm to generate media coverage for its products in general news, family, pet and veterinarian publications, e-zines, videos and the blogosphere to communicate Vitalzul™ features and benefits to consumers.

The online strategic marketing campaigns will repeatedly “local-launch” PetLife into specific metro markets while concurrently building PetLife’s overall brand and marketing presence globally. Repeating the online marketing campaign in each additional targeted metro market will not only localize and establish the PetLife’s brand and products, each event will also increase PetLife’s local and nationwide Google search rankings via DOSEP, Multi-Touch Facebook and Scientifically-Optimized Banner Ads, producing both short- and long-term online sales growth, and firmly establish PetLife as a market leader.

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

Competition

For most of the products the Company offers there are a number of competitors, several of which are publicly-traded where they not only manufacture and produce their own products but also have established distribution and sales networks and participate in large group purchasing organizations within the medical industry. As mature companies, they also have extensive legacy systems and expensive administrative and sales commission cost structures. In addition, there are independent distributorships of pet medications primarily focused on limited geographic markets and products located across the United States.

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

Preveceutical, Inc.: Preveceutical and partner, Uniquest, are currently screening peptides isolated from Caribbean Blue Scorpion venom across some of the most aggressive diseases where there exists unmet clinical need, such as cancer.

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

Intellectual Property

PetLife has developed its own patent-pending formulation of Chlorotoxin (the primary active of Blue Scorpion venom) and other naturally occurring plant-based nutrients with known cancer fighting properties. Additionally, PetLife has acquired the formulations of Healthy Life Pets, which is the basis of our “Dr. Geoff’s by PetLife” food line.

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

Employees

Currently, we have one employee, which is an executive officer. We have good relationships with our employees and do not anticipate issues relative to our employees.

Properties

We presently lease our principal executive offices, located at 38 West Main Street, Hancock, MD 20715. We believe that our present business property is adequate and suitable to meet our needs.

The PetLife Scorpion Ranch is located in Haiti just a few hours from the capital of Port Au Prince. The ranch will also be the location of our expanded laboratory for the collection and initial processing of scorpion venom. The Company has yet to lease the ranch which is independently owned by unrelated parties.

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

The report of our independent auditors on our consolidated financial statements for the year ended August 31, 2017 included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring significant losses from operations and our working capital deficit position. Our ability to continue as a going concern will be determined by our ability to obtain additional funding in the short term to enable us to realize the commercialization of our planned business operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertain.

Our Vitalzul ™ product has not been approved by the FDA.

U.S. pet owners may be hesitant to consider Vitalzul™ for treating cancer without FDA approval. Alternative cancer treatments are not well-accepted in the U.S. The Company will need to educate and change the mindset of those who normally would not seek medicinal alternatives for themselves or for their pets for us to be successful. Obtaining approval for our products will be a lengthy and very costly process, the success of which cannot be assured.

Our brand is not well known in the United States.

Marketing Vitalzul™ products will require the Company to establish branding reputation of credibility. U.S. pet owners and veterinarians must become familiar with the products. Due to lack of brand recognition, significant advertising budgets will be required to market and promote products in the U.S. Additional costs are required for a team of experts to seek approval of the PetLife products in foreign markets. The brand initially may not be able to position itself on price, within the natural remedies markets. While the product is less costly than chemotherapy treatments, it may still not be reasonably priced for entry in some markets.

We will require approval for the products in numerous countries.

If Vitalzul™ is not approved in the countries selected to market and promote the products, PetLife will need to consider secondary markets, which may have limited sales potential. In addition, many chemotherapy drugs used by veterinarians today are used as “off label” treatments with no FDA approval for veterinary use, regardless of successful use in treating humans. Veterinarians who have had success with these drugs may be hesitant to try something new or more natural in treating pet cancers.

We are highly dependent on the continued availability of our scorpion farm facilities and would be harmed if they were unavailable for any prolonged period of time.

Any failure in the physical infrastructure of our scorpion ranch facilities or services could lead to significant costs and disruptions that could reduce our revenues and harm our business reputation and financial results. We are highly reliant on our Haiti facilities. Any natural or man-made event that impacts our ability to utilize these facilities could have a significant impact on our operating results, reputation and ability to continue operations. Our ability to rebuild facilities would take a considerable amount of time and expense and may cause a significant disruption in service to our customers. The Company has the ability to store venom offsite which will help mitigate this risk.

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

Our success will depend on our ability to attract and retain qualified technical personnel to assist in research and development, testing, product implementation, low-scale production and technical support. The demand for such personnel is high and the supply of qualified technical personnel is limited. A significant increase in the wages paid by competing employers could result in a reduction of our technical work force and increases in the wage rates that we must pay or both. If either of these events were to occur, our cost structure could increase, and our growth potential could be impaired.

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

Upon completion of the FDA process for our approved drug Vitalzul™ product, we will become subject to extensive regulation by the FDA and potentially other federal governmental agencies and, in some jurisdictions, by state and foreign governmental authorities. These regulations govern the introduction of new pharmaceuticals even for pets, the observance of certain standards with respect to the design, manufacture, testing, labeling, promotion and sales of the pharmaceuticals, the maintenance of certain records, the ability to track devices, the reporting of potential problems, and other matters.

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

As of August 31, 2017, our executive officers and directors beneficially owned as a group approximately 32.6% of our outstanding shares of common stock. These officers continue to own a controlling interest in the stock. As a result, these stockholders will be able to assert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our outstanding shares of common stock could have the effect of delaying or preventing a change in control, or otherwise discouraging or preventing a potential acquirer from attempting to obtain control. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of the owners of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

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

The PetLife Scorpion Ranch is located in Haiti just a few hours from the capital of Port Au Prince. The ranch will also be the location of our expanded laboratory for the collection and initial processing of scorpion venom. The Company has yet to lease the ranch which is independently owned by unrelated parties.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Marketing Information

The Company’s common stock is quoted on OTC Markets Group, Inc.’s OTCQB under the symbol “PTLF.” As of August 31, 2017, the Company’s common stock was held by 327 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

Below is a table indicating the range of high and low closing price information for the common stock as reported by the OTC Markets Group for the periods listed. These prices do not necessarily reflect actual transactions.

	For the Years Ended August 31,
	2017		2016
	High	Low	High	Low

First Quarter	$0.99	$0.45	$0.35	$0.075
Second Quarter	$0.55	$0.159	$0.253	$0.03
Third Quarter	$0.5055	$0.19	$0.3111	$0.02
Fourth Quarter	$0.2896	$0.125	$1.00	$0.0202

Source: OTC Markets

Transfer Agent

Our current transfer agent and registrar for our common stock is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, NV 89014.

Dividend Distributions

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock for the foreseeable future. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy may be modified from time to time by our board of directors.

Securities authorized for issuance under equity compensation plans

The Company established a stock option plan on June 9, 2016.  The Board of Directors approved the 2016 Stock Option Plan which reserved 20,000,000 shares of common stock.

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

●	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
●	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
●	contains a toll-free telephone number for inquiries on disciplinary actions;
●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
●	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

●	bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6. Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements and summary of selected financial data for PetLife Pharmaceuticals, Inc. Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY

PetLife is launching a new generation of non-toxic veterinary cancer medications and nutraceuticals, based on the venom of the Blue Scorpion. This treatment is based on the same patented formula and production processes used in the human formulation. PetLife is developing, packaging, and marketing a new product line, “Vitalzul for Pets™.” The Company’s mission is to bring several non-invasive treatments to market with the goal of improving the quality of life in our companion animals. The anticipated registration of a U.S. Food and Drug Administration (“FDA”) approved drug, “Vitalzul For Pets™,” for the treatment of cancer in animals, as well as the introduction of nutraceuticals, food, and pet treats, are all in the works today. This product has not been approved by the FDA or the Center for Veterinary Medicine for the treatment, cure or prevention of cancer or any other disease in animals. Currently, Vitalzul™ is a nutraceutical product and falls under the category of a Dietary Supplement.

PetLife’s primary goal is to bring its products to the world of veterinary oncology, with the ultimate goal of extending the life of pets with cancer and improving their quality of life. In the process of achieving these objectives, PetLife will transition into a world renowned, professionally respected veterinary pharmaceutical company that will create new industry standards as well as being profitable and innovative.

We have had limited operations and have been issued a “going concern” opinion by our auditor.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

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

COMPARISON OF THE YEAR ENDED AUGUST 31, 2017 TO THE YEAR ENDED AUGUST 31, 2016

Results of Operations

Revenue

For the years ended August 31, 2017 and 2016, the Company had no revenues.

Operating expenses

For the year ended August 31, 2017, we incurred $22,655,379 in operating expenses as compared to $3,687,040 in operating expenses we incurred for the year ended August 31, 2016, primarily due to increased stock-based compensation from $736,374 to $21,310,740.  General and administrative expenses decreased from $2,950,666 to $1,272,554 primarily for the accrual of stock payable for services of $2,315,000 during the year ended August 31, 2016.

Net loss

We incurred a net loss of $23,256,850 for the year ended August 31, 2017 as compared to the net loss we incurred for the year ended August 31, 2016 of $3,687,040. The increase in net loss is attributable principally to increased stock-based compensation.

Liquidity and Capital Resources

General. At August 31, 2017, we had cash and cash equivalents of $54,254. We have historically met our cash needs through a combination of cash flows from operating activities and proceeds from private placements of our securities and loans. Our cash requirements are generally for selling, general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $318,918 for the year ended August 31, 2017, and we used cash in operations of $151,839 during the same period in 2016. The principal elements of cash flow used by operations for the year ended August 31, 2017 are due to the net loss of $23,256,850 offset by stock compensation of $21,524,979, loss on settlement of $211,600 and the increase in accounts payable and accrued expenses of $451,076 and the common stock issued for debt, inducement of conversion of debt and accrued expenses of $658,450.

Cash used in investing activities during the year ended August 31, 2017, was $0 compared to $0 during the same period in 2016.

Cash generated in our financing activities was $372,000 for the year ended August 31, 2017, compared to cash generated of $153,011 during the comparable period in 2016. The Company received proceeds from the issuance of convertible debt of $220,500. The Company received $150,000 in proceeds from the issuance of a note payable.

As of August 31, 2017, current liabilities exceeded current assets by $1,381,450. Current assets increased from $1,172 at August 31, 2016 to $661,810 at August 31, 2017, whereas current liabilities decreased from $3,236,032 at August 31, 2016, to $1,436,454 at August 31, 2017.

	For the years ended
	August 31,
	2017	2016

Cash used in operating activities	$(318,918)	$(151,839)
Cash used in investing activities	-	-
Cash provided by financing activities	372,000	153,011

Net changes to cash	$53,082	$1,172

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had no sales and net losses of $23,256,850 for the year ended August 31, 2017, compared to no sales and net losses of $3,687,040 for the year ended August 31, 2016. The Company had a working capital, stockholders’ deficit, and accumulated deficit of $(1,381,450) and $30,388,180, respectively, at August 31, 2017. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital from future funding opportunities to fund the current and planned operating levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Critical Accounting Policies

Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during fiscal 2017 and 2016.

Derivatives. The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Impairment of Long-Lived Assets. The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments and Fair Value Measurements. The Company measures their financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short-term loans the carrying amounts approximate fair value due to their short maturities.

We have adopted accounting guidance for financial and non-financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Revenue Recognition. The Company recognizes revenue for our services in accordance with ASC 605-10, “Revenue Recognition in Financial Statements.” Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured. The Company has five primary revenue operating classes as follows:

●	Consulting services.
●	Advertising services.
●	Branding, marketing and selling products for companies.
●	Educational seminars.
●	Selling branded products.

Stock-Based Compensation. The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Consolidated Financial Statements and Supplementary Data.

PetLife Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

PetLife Pharmaceuticals, Inc.

Hancock, MD

We have audited the accompanying consolidated balance sheets of PetLife Pharmaceuticals, Inc. (the “Company”) as of August 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetLife Pharmaceuticals, Inc., as of August 31, 2017 and 2016, and the results of its consolidated operations, stockholders’ deficit, and its cash flows for each of the years in the two-year period ended 2017, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2018 raise substantial doubt about its ability to continue as a going concern. The 2017 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ LBB & ASSOCIATES LTD., LLP

LBB & Associates Ltd., LLP

Houston, Texas

December 14, 2017

PETLIFE PHARMACEUTICALS, INC.

and Subsidiary

Consolidated Balance Sheets

August 31,

	2017	2016
ASSETS
Current assets
Cash	$54,254	$1,172
Prepaid	750	-
Total current assets	55,004	1,172

Total assets	$55,004	$1,172

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Convertible notes payable, net of discounts	$57,318	$-
Note payable	312,000	-
Notes payable to related parties	336,358	153,011
Due to shareholder	10,000	10,000
Loan from officer	11,500	-
Accounts payable	307,478	374,047
Accounts payable to related parties	70,000	383,974
Accrued expenses	223,897	-
Accrued expenses to related parties	5,526	-
Derivative liabilities	102,377	-
Stock payable	-	2,315,000

Total current liabilities	1,436,454	3,236,032

Total liabilities	1,436,454	3,236,032

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,250,000 and 0 shares issued and outstanding at August 31, 2017 and 2016, respectively	3,250	-
Common stock, $0.001 par value, 750,000,000 shares authorized, 73,842,320 and 8,399,422 shares issued, issuable, and outstanding at August 31, 2017 and 2016, respectively	73,842	8,400
Additional paid-in capital	28,929,638	3,888,070
Accumulated deficit	(30,388,180)	(7,131,330)
Total stockholders’ deficit	(1,381,450)	(3,234,860)

Total liabilities and stockholders’ deficit	$55,004	$1,172

See accompanying notes to consolidated financial statements.

PETLIFE PHARMACEUTICALS, INC.

and Subsidiary

Consolidated Statements of Operations

For the Years Ended August 31,

	2017	2016

Revenue, net	$-	$-

Operating expenses
General and administrative	1,272,554	2,950,666
Impairment	270,000	-
Stock-based compensation	21,112,825	736,374

Operating loss	(22,655,379)	(3,687,040)

Other income (expense)
Interest expense	(383,729)	-
Loss on settlement of debt	(211,600)	-
Other expense	(6,142)	-

Net loss	$(23,256,850)	$(3,687,040)

Net loss per share - basic and diluted	$(0.33)	$(0.40)

Weighted average number of shares outstanding - basic and diluted	68,805,018	9,124,246

See accompanying notes to consolidated financial statements.

PETLIFE PHARMACEUTICALS, INC.

and Subsidiary

Consolidated Statement of Shareholders’ Deficit

August 31, 2017

			Common Stock				Additional
	Preferred Stock		Issuable		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at August 31, 2015	-	$-	-	$-	11,706,431	$11,707	$3,067,456	$(3,444,290)	$(365,127)

Shares returned to treasury	-	-	-	-	(3,538,249)	(3,538)	3,538	-	-
Issuance of options for common stock	-	-	-	-	-	-	736,374	-	736,374
Issuance of common stock for debt	-	-	-	-	231,240	231	80,702	-	80,933
Net loss for the period ended August 31, 2016	-	-	-	-	-	-	-	(3,687,040)	(3,687,040)

Balance at August 31, 2016	-	$-	-	$-	8,399,422	$8,400	$3,888,070	$(7,131,330)	$(3,234,860)

Common stock for services	-	-	16,468,308	16,468	42,450,590	42,451	23,508,517	-	23,567,435
Common stock issued in connection with debt	-	-	250,000	250	-	-	149,750	-	150,000
Notes payable converted into common stock	-	-	2,899,000	2,899	-	-	352,101	-	355,000
Conversion of common stock into preferred stock	3,250,000	3,250	-	-	(3,250,000)	(3,250)	121,875	-	121,875
Common stock for assets	-	-	1,000,000	1,000	500,000	500	268,500	-	270,000
Common stock for debt	-	-	5,000,000	5,000	-	-	620,000	-	625,000
Common stock for financing fees	-	-	125,000	125	-	-	20,825	-	20,950
Net loss for the period ended August 31, 2017	-	-	-	-	-	-	-	(23,256,850)	(23,256,850)

Balance at August 31, 2017	3,250,000	$3,250	25,742,308	$25,742	48,100,012	$48,100	$28,929,638	$(30,388,180)	$(1,381,450)

See accompanying notes to consolidated financial statements.

PETLIFE PHARMACEUTICALS, INC.

and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended August 31,

	2017	2016
Cash flows from operating activities:
Net loss	$(23,256,850)	$(3,687,040)
Adjustments to reconcile net loss to net cash used in operations:
Impairment	270,000	600
Amortization of debt discount	8,652	-
Bad debt	-	4,800
Common stock issued for inducement of conversion of debt	162,500	-
Common stock for notes payable	170,950	-
Common stock issued for inducement of accrued expenses	325,000	-
Stock compensation	21,344,979	736,374
Loss on settlement	211,600	-
Change in derivative liability	(8,627)	-
Changes in operating assets and liabilities:
Prepaid expenses	10,250	-
Accounts payable and accrued expenses	451,076	56,120
Accounts payable and accrued expenses to related parties	(8,448)	422,307
Stock payable	-	2,315,000
Net cash used in operating activities	(318,918)	(151,839)

Cash flows from financing activities:
Proceeds from convertible note payable	220,500	-
Proceeds from loan from officer	36,330	153,011
Payments on loan from officer	(24,830)	-
Proceeds from notes payable	150,000	-
Payments on note payable	(10,000)	-
Net cash provided by financing activities	372,000	153,011

Net increase in cash	53,082	1,172
Cash at beginning of period	1,172	-

Cash at end of period	$54,254	$1,172

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock returned to treasury and cancelled	$-	$21,583
Expenses paid directly by related party	$183,346	$-
Common stock for accounts payable	$300,000	$80,933
Common stock returned to treasury and cancelled	$-	$3,538
Conversion of notes payable into common stock	$192,500	$-
Common stock issued for purchase of asset	$270,000	$-
Common stock converted into preferred stock	$3,250,000	$-

See accompanying notes to consolidated financial statements.

PETLIFE PHARMACEUTICALS, INC.

and Subsidiary

Notes to Consolidated Financial Statements

August 31, 2017

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On April 19, 2017, the Company organized in the State of Maryland a wholly-owned subsidiary, Dr. Geoff’s by PetLife, Inc. (“Dr. Geoff’s by PetLife”), to operate the Company’s pet food division. See Note 2.

Nature of Operations

PetLife is a registered U.S. Veterinary Pharmaceutical company whose mission is to bring its scientifically proven medication and nutraceuticals, Vitalzul™, to the world of veterinary oncology. The Company specializes in the research, development, sales and support of advanced drugs and nutraceuticals for pet cancer and autoimmune related diseases such as arthritis. The Company will also introduce a line of natural pet food and other complementary products.

Basis of Presentation

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America.

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

Principles of Consolidation

The consolidated financial statements include the accounts of PetLife and its wholly-owned subsidiary, Dr. Geoff’s by PetLife. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Intangible Assets

On May 10, 2017, the Company acquired certain intangible assets from Healthy Life Pets, LLC (“Healthy Life Pets”), which included the intellectual property of Healthy Life Pets’ product line, including the trademarked brand, “Dr. Geoff’s Real Pet Food.” The purchase price of the assets was 1,500,000 shares of common stock of the Company, 500,000 of which were issued at execution, with the remaining 1,000,000 shares of common stock vesting over two years. The Company has valued the assets at the value of the 1,500,000 shares of common stock issued, or $270,000 of which $252,085 are intangible assets. The Company has yet to commercially use the intellectual property as of the date of this report. The Company impaired the assets acquired during the year ended August 31, 2017.

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

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of August 31, 2017, tax years 2012 - 2016 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these audited financial statements that were considered significant by management were evaluated for the potential effect on these audited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these audited financial statements as presented and does not anticipate the need for any future restatement of these audited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to August 31, 2017 through the date these audited financial statements were issued.

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

NOTE 2 – DEFINITIVE AGREEMENTS

On May 10, 2017, Dr. Geoff’s by PetLife, a subsidiary of PetLife, entered into an asset purchase agreement and a supply agreement with Healthy Life Pets, LLC (“Healthy Life Pets”) to acquire certain assets, including the intellectual property of Healthy Life Pets’ product line, including the trademarked brand, “Dr. Geoff’s Real Pet Food,” and to purchase product for a period of time from Healthy Life Pets. The purchase price of the assets was 1,500,000 shares of common stock of the Company, 500,000 of which were issued at execution, with the remaining 1,000,000 shares of common stock vesting over two years. All shares of Company common stock to be issued pursuant to these agreements are subject to restrictions on resale pursuant to a leak out agreement. In connection with the agreement, the Company recorded $17,915 of inventory and $252,085 of intangible assets for the issuance of common stock. The inventory and intangible assets were impaired during the year ended August 31, 2017.

NOTE 3 – GOING CONCERN

The Company has a net loss for the year ended August 31, 2017 of $23,655,379 and negative working capital as of August 31, 2017 of $1,381,450, and has used cash in operations of $318,918 for the year ended August 31, 2017. In addition, as of August 31, 2017, the Company had a stockholders’ deficit and accumulated deficit of $1,381,450 and $30,388,180, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – NOTES PAYABLE

The Company has notes payable as of August 31, 2017 and 2016 are as follows:

Notes payable and	August 31, 2017				August 31, 2016
convertible notes payable		Debt				Debt
	Principal	Discount	OID	Principal	Principal	Discount	Principal

Shelton Davis (1)	$25,000	$-	$-	$25,000	$-	$-	$-
Steven Sass (1)	25,000	-	-	25,000	-	-	-
Alkmini Anastasiadou	312,000	-	-	312,000	-	-	-
Luke Hoppel (1)	75,000	(59,697)	(18,331)	(3,028)	-	-	-
PowerUp (1)	53,000	(42,654)	-	10,346	-	-	-
	$490,000	$(102,351)	$(18,331)	$369,318	$-	$-	$-

(1) Convertible

On July 27, 2016, the Company executed a convertible promissory note with Shelton Avery Davis, as part of a private offering, for $25,000. The note has a maturity date of July 27, 2017 and bears interest of 10% which accrues. The note converts into common stock at $0.25 per share. As of August 31, 2017, $2,500 of interest has been accrued. On July 27, 2017, the note was extended to July 27, 2018.

On September 30, 2016, the Company executed a convertible promissory note with William Bodenheimer III (“Bodenheimer”), as part of a private offering, for $30,000. The note has a maturity date of September 30, 2017 and bears interest of 10% which accrues. The note converts into common stock at $0.25 per share. On July 22, 2017, Bodenheimer and the Company agreed to convert the principal and accrued interest into 266,000 shares of common stock. The common shares have not been issued as of August 31, 2017.

On October 4, 2016, the Company executed a convertible promissory note with Peter Sherman (“Sherman”), as part of a private offering, for $12,500. The note has a maturity date of October 4, 2017 and bears interest of 10% which accrues. The note converts into common stock at $0.25 per share. On July 22, 2016, Sherman and the Company agreed to convert the principal and accrued interest into 133,000 shares of common stock. The common shares have not been issued as of August 31, 2017.

On December 8, 2016, the Company executed a convertible promissory note with Steven Sass, as part of a private offering, for $25,000. The note has a maturity date of December 8, 2017 and bears interest of 10% which accrues. The note converts into common stock $0.25 per share. As of August 31, 2017, $1,829 of interest has been accrued.

On July 18, 2017, the Company executed a convertible promissory note with Luke Hoppel for $75,000. The note has a maturity date of July 18, 2018 and bears interest of 8% which accrues. As of August 31, 2017, $740 of interest has been accrued. The note is convertible at 60% of the average of the three lowest daily traded prices during the 25 consecutive trading days immediately preceding the applicable conversion date.

On August 28, 2017, the Company executed a convertible promissory note with PowerUp for $53,000. The note has a maturity date of May 30, 2018 and bears interest of 12% which accrues. As of August 31, 2017, $70 of interest has been accrued. The note is convertible at 58% of the average of the three lowest daily traded prices during the 10 consecutive trading days immediately preceding the applicable conversion date.

Note payable

On May 15, 2017, the Company entered into a settlement agreement with Arthur G. Mikaelian, et al (see Note 7 for all parties, the “Settlement Agreement”). Mikaelian had a financial obligation to Alkmini Anastasiadou (“Anastasiadou”), which was unrelated to the Company. As part of the Settlement Agreement, the Company would assume the debt of Mikaelian to Anastasiadou, as settlement between them, of $322,000, in a promissory note (the “Anastasiadou Note”). The terms of the Anastasiadou Note are 3% interest, with installment payments of $5,000 monthly beginning June 1, 2017 with payment in full by December 31, 2017. As of August 31, 2017, the balance of the note was $312,000 and the accrued interest was $2,858. In connection with the settlement, the Company issued $322,000 in notes payable, reversed accounts payable of $110,400 and recorded a loss of $211,600.

The Company has notes payable to related parties, net of discounts, as of August 31, 2017 and August 31, 2016, as follows:

	August 31, 2017				August 31, 2016
Notes payable to related parties, net of discounts	Principal	Debt Discount	OID	Principal	Principal	Debt Discount	Principal
Ralph Salvagno	$153,011	$-	$-	$153,011	$153,011	$-	$153,011
Ralph Salvagno	59,852	-	-	59,852	-	-	-
Ralph Salvagno	24,830	-	-	24,830	-	-	-
Ralph Salvagno	98,664	-	-	98,664	-	-	-
	$336,357	$-	$-	$336,357	$153,011	$-	$153,011

On August 31, 2016, the Company executed a promissory note with Ralph Salvagno (“Salvagno”), the Company’s CEO and Director, for $153,011. The note is due on demand and bears interest at 2% per annum which accrues. As of August 31, 2017, $3,060 of interest has been accrued. See Note 5.

On October 25, 2016, the Company executed a promissory note with Dreadnought 1906, Inc., which is controlled by Vyvyan Campbell (“Campbell”), the Company’s Director, for $150,000. The note matures on November 1, 2017 and bears interest at 10% per annum which accrues. As an incentive for the issuance of the note, 250,000 shares of common stock were issued and recorded as a debt discount. The shares were valued at $150,000 for the debt discount. On August 26, 2017, Campbell and the Company agreed on a conversion for the principal and accrued interest to be converted into 2,500,000 shares of common stock. See Note 5. The common shares have not been issued as of August 31, 2017.

On January 14, 2017, the Company executed a promissory note with Salvagno for $59,852. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. As of August 31, 2017, $1,509 of interest has been accrued. See Note 5.

On March 18, 2017, the Company executed a promissory note with Salvagno for $24,830. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. As of August 31, 2017, $454 of interest has been accrued. See Note 5.

On May 31, 2017, the Company executed a promissory note with Salvagno for $98,664. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. As of August 31, 2017, $503 of interest has been accrued. See Note 5.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended August 31, 2015, we received $10,000 from a shareholder advance which is unsecured, non-interest bearing, and due on demand. As of August 31, 2017, $10,000 remains outstanding.

As of August 31, 2017, the Company has a loan from an officer of $11,500. The loan is unsecured, non-interest bearing, and due on demand.

As of August 31, 2017, and 2016, there are related party accounts payable and accrued expenses of $75,526 and $383,974, respectively, related to payments, consulting services and accrued interest.

On August 31, 2016, the Company executed a promissory note with Salvagno, the Company’s CEO and Director, for $153,011. The note is due on demand and bears interest at 2% per annum which accrues. As of August 31, 2017, $3,060 of interest has been accrued. See Note 4.

On October 25, 2016, the Company executed a promissory note with Dreadnought 1906, Inc., which is controlled by Vyvyan Campbell (“Campbell”), the Company’s Director, for $150,000. The note matures on November 1, 2017 and bears interest at 10% per annum which accrues. As an incentive for the issuance of the note, 250,000 shares of common stock were issued and recorded as a debt discount. The shares were valued at $150,000 for the debt discount. On August 26, 2017, Campbell and the Company agreed on a conversion for the principal and accrued interest to be converted into 2,500,000 shares of common stock. See Note 4. The common shares have not been issued as of August 31, 2017.

On January 14, 2017, the Company executed a promissory note with Salvagno for $59,852. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum and accrues monthly. As of August 31, 2017, $1,509 of interest has been accrued. See Note 4.

On March 18, 2017, the Company executed a promissory note with Salvagno for $24,830. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. As of August 31, 2017, $454 of interest has been accrued. See Note 4.

On May 31, 2017, the Company executed a promissory note with Salvagno for $98,664. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. As of August 31, 2017, $503 of interest has been accrued. See Note 4.

During the year ended August 31, 2017, the Company has issued or is contractually obligated to issue, 40,000 shares of common stock for board advisory services valued at $13,000 of which $13,000 has been recorded as stock-based compensation.

In February 2017, the Company entered into a consulting agreement for a spokesman for the PetLife pet foods division. The agreement is through January 2020. The Company issued 1,000,000 shares of restricted common stock which 27,778 shares of common stock vest every month. The shares of common stock were valued at $160,000 and $31,111 was recorded as stock-based compensation for the year ended August 31, 2017. The Company will record the remaining $128,889 over the service period or through January 2020.

During the year ended August 31, 2017, the Company exchanged 3,250,000 common shares owned by officers and directors for 3,250,000 Series A Preferred shares and valued the transaction at $121,875. The Series A Preferred Stock have voting rights of 1,000 votes for each share of Series A Preferred Stock.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share. Each share of preferred stock is convertible into common stock on a one-for-one basis. As of August 31, 2017, there are 3,250,000 shares of preferred stock issuable, and outstanding.

During the year ended August 31, 2017, the Company exchanged 3,250,000 common shares owned by officers and directors for 3,250,000 Series A Preferred shares and valued the transaction at $121,875. The Series A Preferred Stock have voting rights of 1,000 votes for each share of Series A Preferred Stock.

The Corporation will pay dividends or distributions equal to the amount of dividends or distributions per share of Common Stock if and when declared.

In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of the Corporation's Preferred Stock entitled, by reason of their ownership of Preferred Stock, receive the preferential amount, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Series A Stock and Common Stock.

Common Stock

The Company was authorized to issue up to 750,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

On May 10, 2017, the Company issued 500,000 shares of common stock and will issue a 1,000,000 shares of common stock for the acquisition of certain assets from Healthy Life Pets, LLC. The shares were valued at $270,000. See Note 2.

During the year ended August 31, 2017, the Company has issued or is contractually obligated to issue, 58,918,898 common shares for services valued at $24,310,040, of which $23,703,234 has been recorded as stock-based compensation. The Company will amortize $606,806 over the remaining service period.

During the year ended August 31, 2017, the Company issued 250,000 common shares to a shareholder for debt valued at $150,000. The Company recorded the $150,000 in interest expense during the year ended August 31, 2017.

During the year ended August 31, 2017, the Company issued 2,500,000 common shares to a shareholder for the conversion of debt valued at $150,000. The Company recorded $162,500 in interest expense for the inducement during the year ended August 31, 2017.

During the year ended August 31, 2017, the Company issued 399,000 common shares to a shareholder for the conversion of debt valued at $42,500.

During the year ended August 31, 2017, the Company issued 5,000,000 common shares to a shareholder for the settlement of accrued expenses of $300,000. The Company valued the common stock at $625,000 and recorded $325,000 in stock compensation for the settlement during the year ended August 31, 2017.

During the year ended August 31, 2017, the Company issued 125,000 common shares valued at $20,950 to a shareholder for debt of $75,000. The Company recorded the $20,950 in interest expense during the year ended August 31, 2017.

Employment Agreements

Included in the above paragraph, in January 2017, the Company entered into an employment agreement with our Vice-President of marketing. The agreement is through February 2019. The Company will pay $6,300 per month and 1,500,000 shares of restricted common stock which 100,000 vest immediately and 350,000 common shares vest every six months. The common shares were valued at $240,000 and $56,000 was recorded as stock compensation for the year ended August 31, 2017. The Company terminated the agreement effective August 31, 2017. The Company is obligated to issue 350,000 common shares in connection with the agreement.

Included in the above paragraph, in January 2017, the Company entered into an employment agreement with the President of the pet foods division. The agreement is through December 2018. The Company will pay $12,500 per month and 3,000,000 shares of restricted common stock which 350,000 common shares vest every three months. The common shares were valued at $600,000 and $150,000 was recorded as stock compensation for the year ended August 31, 2017. The Company will record the remaining $450,000 over the service period or through December 2018. The Company is obligated to issue 150,000 common shares in connection with the agreement.

The Company terminated all employment agreements as of August 31, 2017. The Company, upon sufficient additional funding, will renegotiate employment agreements accordingly.

Stock Option Plan

On June 9, 2016, the Board of Directors approved the 2016 Stock Option Plan which reserved 20,000,000 shares of common stock.

The Company has granted options to an employee and to a consultant. Options activity for the year ended August 31, 2017 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at August 31, 2016	4,000,000	$0.25

Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at August 31, 2017	4,000,000	$0.25	1.77	$369,200

Exercisable at August 31, 2017	4,000,000	$0.25

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, there were no pending or threatened lawsuits. The Company entered into a settlement agreement as follows:

On May 15, 2017, the Company entered into a settlement agreement with Arthur G. Mikaelian (a/k/a Arthur Grant Mikaelian, Artur Mikaelian, collectively, “Mikaelian”), the Irrevocable de Fidecomison Confianza General De Familiar Artur Mikaelian (the “Mikaelian Trust”), Artur Mikaelian, Jr., Tigran Mikaelian, Grant Mikaelian, Armani Minasyan, Medolife Corp. (“Medolife”), and Alkmini Anastasiadou (“Anastasiadou”). Mikaelian, a former officer of the Company, the other parties, and the Company finalized a settlement to sever all ties between the Company and all other parties (the “Settlement Agreement”). Mikaelian had a financial obligation to Anastasiadou, which was unrelated to the Company. The Settlement Agreement provided the following: a) full release between all parties, b) all common stock of the Company held by all parties, excluding Anastasiadou (as they did not hold any common stock of the Company) would be returned to the Company as treasury stock (the “Treasury Stock”), and c) the Company would assume the debt of Mikaelian to Anastasiadou, as settlement between them, of $322,000, in a promissory note (the “Anastasiadou Note”). The Treasury Stock would be held in escrow until the Anastasiadou Note is paid in full by the Company, which then would be retired by the Company. The Treasury Stock is 4,794,000 shares which, as of August 31, 2017, constitutes 7.25% of the outstanding common stock of the Company. The terms of the Anastasiadou Note are 3% interest, with installment payments of $5,000 monthly beginning June 1, 2017 with payment in full by December 31, 2017. See Note 4.

Lease Commitment

On February 1, 2016, the Company entered into a lease space effective June 1, 2016 through May 30, 2018. Lease payments of $750 per month payable in advance on the first day of each month for total lease payments of $18,000.

Future minimum lease payments are as follows:

2018	$6,750
2019	-
2020	-
2021	-
2022	-
Future	-
Total	$6,750

Rent expense for the years ended August 31, 2017 and 2016 was $9,000 and $23,825, respectively.

NOTE 8 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) for the United States. No amounts exceeded federally insured limits as of August 31, 2017. There have been no losses in these accounts through August 31, 2017.

Concentration of Intellectual Property

The Company owns or has filed for the trademarks “Dr. Geoff’s Real Pet Food” as filed with the United States Patent and Trademark Office.

NOTE 9 – INCOME TAX

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

The provision for refundable federal income tax consists of the following for the years ending:

	For the Years Ended
	August 31,
	2017	2016

Tax expense (benefit) at the statutory rate
Federal	$(7,907,000)	$(1,254,000)
Change in valuation allowance	7,907,000	1,254,000

Total	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31,
	2017	2016

Deferred tax assets:
Net operating loss carryforward	$10,332,000	$2,425,000
Less: Deferred tax asset valuation allowance	(10,332,000)	(2,425,000)

Total net deferred taxes	$-	$-

At August 31, 2017, the Company had an unused net operating loss carry-forward approximating $10,332,000 that is available to offset future taxable income; the loss carry-forward will start to expire in 2037.

NOTE 13 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of August 31, 2017 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk-free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	August 31, 2017

Volatility	313% - 350%	291%
Expected Term	0.75 – 0.88 years	0.33 - 0.88 years
Risk Free Interest Rate	1.07% - 1.19%	1.23%

The following reflects the initial fair value on the note inception date and changes in fair value through August 31, 2017:

Note inception date fair value allocated to debt discount	$111,004
Change in fair value in 2017	(8,627)
Embedded conversion option derivative liability fair value on August 31, 2017	$102,377

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as stated herein.

On November 6, 2017, the Company entered into a convertible promissory note for $135,000 with Auctus Fund, LLC (“Auctus”). The note matures on August 6, 2018 and bears interest of 12%. The conversion feature provides for a discount of 40%. The Company has to issue 123,875 shares of common stock to Auctus which were an inducement for the financing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of the CEO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records which in reasonable detail accurately and fairly reflect the transactions and disposition of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In evaluating the effectiveness of the Company’s internal control over financial reporting as of August 31, 2017, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and the CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of August 31, 2017, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

○	The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

○	The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Identify Directors and Executive Officers

Executive Officers and Directors

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Position

Ralph T. Salvagno, MD	62	Chairman, Chief Executive Officer and Chief Financial Officer
Dr. Vivek Ramana Vyvyan Campbell	58 74	Chief Medical Officer Director

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ralph T. Salvagno, MD. – Chief Executive Officer, Chief Financial Officer and Chairman

Dr. Salvagno is Chairman of the Board and CEO of PetLife Pharmaceuticals Inc. and an Orthopaedic Surgeon by training. From his early childhood he has always had family pets. From purebred Golden Retrievers to stray mixed breeds, dogs were always a part of his life. More recently, his affinity has been for felines.

A Bachelor of Science Honors graduate of the University of Maryland, Dr. Salvagno received his M.D. degree from the University of Maryland Medical School and completed an Orthopaedic Surgery residency at Case Western Reserve University/ University Hospitals of Cleveland. Since 1987 he was in private practice and was the founding partner and president of the Center for Joint Surgery and Sports Medicine in Hagerstown, Md.

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

Dr. Salvagno has previously served on the Board of the Washington County Arthritis Foundation and served for 10 years on the Board of Meritus Enterprises, the for-profit arm of Meritus Medical Center. Dr. Salvagno currently serves as Chief of Staff at Meritus Medical Center in Hagerstown, Maryland.

Dr. Vivek Ramana – Chief Medical Officer

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

Vyvyan Campbell - Director

Vyvyan Campbell’s diverse career in television and film spans over 30 years and several continents. Vyvyan has achieved an outstanding reputation as a producer in lifestyle and reality television. She is the President and Executive Producer of JV Productions, based in Toronto Canada.

Indemnification of Directors and Officers

Nevada Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Nevada General Corporation Law.

Director Compensation

During the fiscal year ended August 31, 2017 and 2016, we had one independent director. Directors that were employees were not paid any fees for their role as director.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Directors’ and Officers’ Liability Insurance

The Company has directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Corporate Governance & Board Independence

Our Board of Directors consists of three directors and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Our board of directors does not believe that it is necessary to have such committees at the early stage of the company’s development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

We believe that members of our board of directors are capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by the Chairman who is also the Chief Executive Officer. Although our sole officer is also one of our directors, the Board believes that the most effective leadership structure at this time is not to separate the roles of Chairman and Chief Executive Officer. A combined structure provides the Company with a single leader who represents the company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

●	This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure, and Mr. Perry’s continuation in the combined role of the Chairman and Chief Executive Officer is in the best interest of the stockholders.

●	The Company believes that the combined structure is necessary and allows for efficient and effective oversight, given the Company’s relatively small size, its corporate strategy and focus.

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Item 11. Executive Compensation

The table below sets forth, for our last two fiscal years, the compensation earned by Dr. Ralph Salvagno, as our Chief Executive Officer and Chief Financial Officer, Dr. Vivek Ramana, our Chief Medical Officer, and Vyvyan Campbell, our director.

			Deferred			Option and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Dr. Ralph Salvagno (1)	2017	$240,000	$-	$-	$112,000	$-	$-	$352,000
Chief Executive Officer, Chief Financial Officer and Director	2016	$-	$-	$-	$840,000	$204,849	$-	$1,044,849

Dr. Vivek Ramana (2)	2017	$-	$-	$-	$-	$-	$-	$-
Chief Medical Officer	2016	$-	$-	$-	$-	$-	$-	$-

(1) Dr. Salvagno was appointed as CEO, CFO and Director on June 9, 2016.

(2) Dr. Ramana was appointed as CMO on June 30, 2016.

Director		Fees Earned or Paid in Cash	Stock Awards	Warrant Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Vyvyan Campbell (1)
	2017	$-	$-	$-	$-	$-	$-	$-
	2016	$-	$-	$-	$-	$-	$-	$-

(1) Ms. Campbell was appointed as Director on September 6, 2016.

Executive Employment Agreements

The Company had several employment agreements which, as of August 31, 2017, were terminated for the purpose of restructuring certain contracts in the future to accommodate the working capital of the Company.

Equity Compensation Plans

We have no current equity compensation plans.

Outstanding Equity Awards at Fiscal Year-end

There are 4,000,000 stock option equity awards outstanding for our Executive officers for the years ended August 31, 2017 and August 31, 2016, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s common stock (and preferred stock) as of June 30, 2017, for (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3571 E. Sunset Road, Suite 420, Las Vegas, Nevada 89120.

		Amount &
		Nature
	Name of Beneficial	of Beneficial	Percent of
Title of Class	Owners	Ownership (1)	Class (2)

Common stock, $0.001 par value	Dr. Ralph Salvagno (3)	24,450,000	31.0%
Common stock, $0.001 par value	Dr. Vivek Ramana (4)	1,000,000	1.3%
Common stock, $0.001 par value	Vyvyan Campbell (5)	240,000	0.3%
Series A preferred stock, $0.001 par value	Dr. Ralph Salvagno (3)	1,250,000	38.5%
Series A preferred stock, $0.001 par value	Dr. Vivek Ramana (4)	1,000,000	30.8%
Series A preferred stock, $0.001 par value	Vyvyan Campbell (5)	1,000,000	30.8%

Common stock, $0.001 par value	All officers and directors as a Group	25,690,000	32.6%
Series A preferred stock, $0.001 par value	All officers and directors as a Group	3,250,000	100%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power to the shares of the Company’s common stock.

(2) As of August 31, 2016, a total of 78,775,982 shares of the Company’s common stock are considered to be outstanding (includes issuable) pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner listed, any options exercisable within 60 days have been also included for purposes of calculating their percent of class.

(3) Director and officer.

(4) Officer.

(5) Director.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the Over the Counter Pink (“OTCPK”) does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed by our principal independent accountants, LBB & Associates Ltd., LLP (“LBB”) for 2017 and 2016.

	Years Ended August 31,
Category	2017	2016
Audit Fees	$43,000	$18,400
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$43,000	$18,400

Audit fees. Consists of fees billed for the audit of our annual consolidated financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

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

Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Ralph Salvagno	December 14, 2017
Ralph Salvagno, Principal Executive Officer and Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ralph Salvagno	December 14, 2017
Ralph Salvagno, Director	Date

/s/ Vyvyan Campbell	December 14, 2017
Vyvyan Campbell, Director	Date

