Form 10-Q
period 2017-11-30
PetLife Pharmaceuticals, Inc.
filed 2018-01-22
CIK 1354591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

The number of shares of the registrant’s common stock issued, issuable, and outstanding as of January 15, 2018 was 73,951,435 shares.

PETLIFE PHARMACEUTICALS, INC.

FORM 10-Q

NOVEMBER 30, 2017

PART I. Financial Information

Item 1. Financial Statements

PETLIFE PHARMACEUTICALS, INC.

and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

	November 30, 2017	August 31, 2017
ASSETS
Current assets
Cash	$54,312	$54,254
Prepaid expense	3,329	750
Total current assets	57,641	55,004

Total assets	$57,641	$55,004

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Convertible notes payable, net of discounts	$110,528	$57,318
Notes payable	297,000	312,000
Notes payable to related parties	336,358	336,358
Due to shareholder	10,000	10,000
Loan from officer	11,500	11,500
Accounts payable	290,068	307,478
Accounts payable to related parties	80,000	70,000
Accrued expenses	221,897	223,897
Accrued expenses to related parties	25,025	5,526
Derivative liabilities	447,626	102,377
Total current liabilities	1,830,002	1,436,454

Total liabilities	1,830,002	1,436,454

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,250,000 and 3,250,000 shares issued and outstanding at November 30, 2017 and August 31, 2017, respectively	3,250	3,250
Common stock, $0.001 par value, 750,000,000 shares authorized, 73,951,435 and 73,842,320 shares issued, issuable, and outstanding at November 30, 2017 and August 31, 2017, respectively	73,951	73,842
Additional paid-in capital	29,005,278	28,929,638
Accumulated deficit	(30,854,840)	(30,388,180)
Total stockholders' deficit	(1,772,361)	(1,381,450)
Total liabilities and stockholders' deficit	$57,641	$55,004

See accompanying notes to unaudited condensed consolidated financial statements.

PETLIFE PHARMACEUTICALS, INC.

and Subsidiary

Condensed Consolidated Statements of Operations

For the Three Months Ended November 30,

(unaudited)

	2017	2016

Revenue, net	$-	$-

Operating expenses
General and administrative	117,559	908,148
Stock-based compensation	75,749	18,205,318

Operating loss	(193,308)	(19,113,466)

Other income (expense)
Interest expense	(86,893)	(2,166)
Change in fair value of derivative liabilities	(186,459)	-

Net loss	$(466,660)	$(19,115,632)

Net loss per share - basic and diluted	$(0.01)	$(0.88)

Weighted average number of shares outstanding - basic and diluted	73,874,467	21,645,754

See accompanying notes to unaudited condensed consolidated financial statements.

PETLIFE PHARMACEUTICALS, INC.

and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended November 30,

(unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(466,660)	$(19,115,632)
Adjustments to reconcile net loss to net cash used in operations:
Change in derivative liability	186,459	-
Stock compensation	75,749	18,205,318
Amortization of debt discount	77,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(2,579)	-
Accounts payable and accrued expenses	(19,410)	139,666
Accounts payable and accrued expenses to related parties	29,499	-
Stock payable	-	588,120
Net cash used in operating activities	(119,942)	(182,528)

Cash flows from financing activities:
Proceeds from note payable to related party	-	150,000
Proceeds from officer	-	60,352
Payments on note payable	(15,000)	-
Proceeds from notes payable	135,000	-
Net cash provided by financing activities	120,000	210,352

Net increase in cash	58	27,824

Cash at beginning of period	54,254	1,172

Cash at end of period	$54,312	$28,996

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock returned to treasury and cancelled	$-	$21,583
Common stock for accounts payable	$-	$80,933
Common stock returned to treasury and cancelled	$-	$3,538

See accompanying notes to unaudited condensed consolidated financial statements.

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

November 30, 2017

(unaudited)

NOTE 1 – NATURE OF BUSINESS AND PRESENTATION

Organization

PetLife Pharmaceuticals, Inc. (the “Company,” “we,” “our,” “PetLife”) was incorporated in the State of Nevada on April 5, 2002 as Aztek Ventures Inc. Effective November 13, 2007, we filed a Certificate of Amendment to our Articles of Incorporation to change our name to Genesis Uranium Corp. Effective April 21, 2008, we amended our Articles of Incorporation to change our name to Vault Technology, Inc. to reflect the change in our business focus beyond solely that of uranium exploration. Effective July 10, 2009, we filed a Certificate of Amendment to our Articles of Incorporation to change our name to “Modern Renewable Technologies, Inc. (“Modern”). On May 27, 2011, Modern, merged with Eco Ventures Group, Inc., and the name of the Company was changed to Eco Ventures Group, Inc. On July 15, 2013, the Company entered into an Agreement and Plan of Merger with Clear TV Ventures, Inc. Under the terms of the merger, Clear TV became the surviving corporation. On June 26, 2014, Eco Ventures Group, Inc. entered into an Agreement and Plan of Merger with its subsidiary, PetLife Pharmaceuticals, Inc., a Nevada corporation, with PetLife Pharmaceuticals, Inc. being the surviving entity. As part of that merger, the name of the Company was changed to PetLife Pharmaceuticals, Inc. and each 15 shares of our common stock were exchanged for one share in the surviving company. Effective August 12, 2014, we completed the closing of the Share Exchange Agreement and the acquisition of PetLife and changed our name to PetLife Pharmaceuticals, Inc. On July 20, 2016, PetLife Pharmaceuticals, Inc. entered into an Agreement and Plan of Merger with its wholly-owned subsidiary, PetLife Merger Subsidiary, Inc., a Nevada corporation, with PetLife Merger Subsidiary, Inc. being the surviving entity. As part of that merger, the name of the PetLife Merger Subsidiary was changed back to PetLife Pharmaceuticals, Inc. The purpose of the subsidiary merger fwas to effectuate a 1 for 5 reverse exchange of PetLife’s common stock pursuant to the terms of the merger. The combined entities continue on public markets pursuant to Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of PetLife Pharmaceuticals, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and done under §240.13(a) of the Securities Act. The results of operations for the interim period ended November 30, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 31, 2018. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended August 31, 2017, filed on December 14, 2017 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Intangible Assets

On May 10, 2017, the Company acquired certain intangible assets from Healthy Life Pets, LLC (“Healthy Life Pets”), which included the intellectual property of Healthy Life Pets’ product line, including the trademarked brand, “Dr. Geoff’s Real Pet Food.” The purchase price of the assets was 1,500,000 shares of common stock of the Company, 500,000 of which were issued at execution, with the remaining 1,000,000 shares of common stock vesting over two years. The Company has valued the assets at the value of the 1,500,000 shares of common stock issued, or $270,000 of which $252,085 are intangible assets. The Company has yet to commercially use the intellectual property as of the date of this report. The Company will continue to ascertain the value of the intangible assets before the fiscal year end. The intangible assets were impaired during the year ended August 31, 2017.

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

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of November 30, 2017, tax years 2012 - 2017 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these audited financial statements that were considered significant by management were evaluated for the potential effect on these audited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these audited financial statements as presented and does not anticipate the need for any future restatement of these audited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to November 30, 2017 through the date these audited financial statements were issued.

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

NOTE 2 – GOING CONCERN

The Company has a net loss for the three months ended November 30, 2017 of $466,660 and working capital deficit as of November 30, 2017 of $1,772,359, and has used cash in operations of $107,867 for the three months ended November 30, 2017. In addition, as of November 30, 2017, the Company had a stockholders’ deficit and accumulated deficit of $1,772,359 and $30,854,840, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – NOTES PAYABLE

The Company has notes payable as of November 30, 2017 are as follows:

Notes payable and convertible notes payable	November 30, 2017				August 31, 2017
		Debt				Debt
	Principal	Discount	OID	Principal	Principal	Discount	OID	Principal

Shelton Davis (1)	$25,000	$-	$-	$25,000	$25,000	$-	$-	$25,000
Steven Sass (1)	25,000	-	-	25,000	25,000	-	-	25,000
Alkmini Anastasiadou	297,000	-	-	297,000	312,000	-	-	312,000
Luke Hoppel (1)	75,000	(50,957)	-	24,043	75,000	(59,697)	(18,331)	(3,028)
PowerUp (1)	53,000	(28,383)	-	24,617	53,000	(42,654)	-	10,346
Auctus (1)	135,000	(123,132)	-	11,868	-	-	-	-
	$610,000	$(202,472)	$-	$407,528	$490,000	$(102,351)	$(18,331)	$369,318

(1) Convertible

On July 27, 2016, the Company executed a convertible promissory note with Shelton Avery Davis, as part of a private offering, for $25,000. The note has a maturity date of July 27, 2017 and bears interest of 10% which accrues. The note converts into common stock at $0.25 per share. As of November 30, 2017, $3,123 of interest has been accrued. On July 27, 2017, the note was extended to July 27, 2018.

On December 8, 2016, the Company executed a convertible promissory note with Steven Sass, as part of a private offering, for $25,000. The note has a maturity date of December 8, 2017 and bears interest of 10% which accrues. The note converts into common stock $0.25 per share. As of November 30, 2017, $2,452 of interest has been accrued.

On July 18, 2017, the Company executed a convertible promissory note with Luke Hoppel for $75,000. The note has a maturity date of July 18, 2018 and bears interest of 8% which accrues. As of November 30, 2017, $2,236 of interest has been accrued. The note is convertible at 60% of the average of the three lowest daily traded prices during the 25 consecutive trading days immediately preceding the applicable conversion date. The Company recorded a debt discount of $67,880. As of November 30, 2017, $16,923 has been amortized.

On August 28, 2017, the Company executed a convertible promissory note with PowerUp for $53,000. The note has a maturity date of May 30, 2018 and bears interest of 12% which accrues. As of November 30, 2017, $1,655 of interest has been accrued. The note is convertible at 58% of the average of the three lowest daily traded prices during the 10 consecutive trading days immediately preceding the applicable conversion date. The Company recorded a debt discount of $43,124. As of November 30, 2017, $14,741 has been amortized.

On November 6, 2017, the Company entered into a convertible promissory note for $135,000 with Auctus Fund, LLC (“Auctus”). The note matures on August 6, 2018 and bears interest of 12%. The conversion feature provides for a discount of 40% resulting in a debt discount of $135,000. The Company is required to issue 123,875 shares of common stock to Auctus which were an inducement for the financing. As of November 30, 2017, the 123,875 shares of common stock which has not been issued and valued at approximately $12,000. As of November 30, 2017, $1,110 of interest has been accrued. As of November 30, 2017, $11,868 has been amortized.

Note payable

On May 15, 2017, the Company entered into a settlement agreement with Arthur G. Mikaelian, et al (see Note 6 for all parties, the “Settlement Agreement”). Mikaelian had a financial obligation to Alkmini Anastasiadou (“Anastasiadou”), which was unrelated to the Company. As part of the Settlement Agreement, the Company would assume the debt of Mikaelian to Anastasiadou, as settlement between them, of $322,000, in a promissory note (the “Anastasiadou Note”). The terms of the Anastasiadou Note are 3% interest, with installment payments of $5,000 monthly beginning June 1, 2017 with payment in full by December 31, 2017. As of November 30, 2017, the balance of the note was $297,000 and the accrued interest was $5,069. In connection with the settlement, the Company issued $322,000 in notes payable, reversed accounts payable of $110,400 and recorded a loss of $211,600. On December 27, 2017, the Company and Anastasiadou executed a replacement promissory note (the “Anastasiadou Replacement Note”) which modified the monthly payments to $7,000 beginning on January 1, 2018 with a balloon payment on July 1, 2018.

The Company has notes payable to related parties, net of discounts, as of November 30, 2017 and August 31, 2017, as follows:

	November 30, 2017				August 31, 2017
Notes payable to related		Debt				Debt
parties, net of discounts	Principal	Discount	OID	Principal	Principal	Discount	OID	Principal

Ralph Salvagno	$153,011	$-	$-	$153,011	$153,011	$-	$-	$153,011
Ralph Salvagno	59,852	-	-	59,852	59,852	-	-	59,852
Ralph Salvagno	24,830	-	-	24,830	24,830	-	-	24,830
Ralph Salvagno	98,665	-	-	98,665	98,665	-	-	98,665
	$336,358	$-	$-	$336,358	$336,358	$-	$-	$336,358

On August 31, 2016, the Company executed a promissory note with Ralph Salvagno (“Salvagno”), the Company’s CEO and Director, for $153,011. The note is due on demand and bears interest at 2% per annum which accrues. As of November 30, 2017, $3,823 of interest has been accrued. See Note 5.

On January 14, 2017, the Company executed a promissory note with Salvagno for $59,852. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. As of November 30, 2017, $2,105 of interest has been accrued. See Note 5.

On March 18, 2017, the Company executed a promissory note with Salvagno for $24,830. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. As of November 30, 2017, $702 of interest has been accrued. See Note 5.

On May 31, 2017, the Company executed a promissory note with Salvagno for $98,664. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. As of November 30, 2017, $995 of interest has been accrued. See Note 5.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended August 31, 2015, we received $10,000 from a shareholder advance which is unsecured, non-interest bearing, and due on demand. As of November 30, 2017, $10,000 remains outstanding.

As of November 30, 2017, the Company has a loan from an officer of $11,500. The loan is unsecured, non-interest bearing, and due on demand.

As of November 30, 2017, and August 31, 2017, there are related party accounts payable and accrued expenses of $105,025 and $75,526, respectively, related to payments, consulting services and accrued interest.

On August 31, 2016, the Company executed a promissory note with Salvagno, the Company’s CEO and Director, for $153,011. The note is due on demand and bears interest at 2% per annum which accrues. As of November 30, 2017, $3,823 of interest has been accrued. See Note 3.

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

On January 14, 2017, the Company executed a promissory note with Salvagno for $59,852. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum and accrues monthly. As of November 30, 2017, $2,105 of interest has been accrued. See Note 3.

On March 18, 2017, the Company executed a promissory note with Salvagno for $24,830. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. As of November 30, 2017, $702 of interest has been accrued. See Note 3.

On May 31, 2017, the Company executed a promissory note with Salvagno for $98,664. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. As of November 30, 2017, $995 of interest has been accrued. See Note 3.

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

In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of the Corporation’s Preferred Stock are entitled, by reason of their ownership of Preferred Stock, to receive the preferential amount, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock.

Common Stock

The Company was authorized to issue up to 750,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

During the three months ended November 30, 2017, the Company issued 109,115 common shares valued at $12,000 for legal services.

Employment Agreements

Included in the above paragraph, in January 2017, the Company entered into an employment agreement with our Vice-President of marketing. The agreement is through February 2019. The Company will pay $6,300 per month and 1,500,000 shares of restricted common stock which 100,000 vest immediately and 350,000 common shares vest every six months. The common shares were valued at $240,000 and $56,000 was recorded as stock compensation for the year ended August 31, 2017. The Company terminated the agreement effective August 31, 2017. The Company is obligated to issue 350,000 common shares that were vested as of August 31, 2017 in connection with the agreement.

Included in the above paragraph, in January 2017, the Company entered into an employment agreement with the President of the pet foods division. The agreement is through December 2018. The Company will pay $12,500 per month and 3,000,000 shares of restricted common stock which 350,000 common shares vest every three months. The common shares were valued at $600,000 and $150,000 was recorded as stock compensation for the year ended August 31, 2017. The Company terminated the agreement effective August 31, 2017. The Company is obligated to issue 150,000 common shares that were vested as of August 31, 2017 in connection with the agreement.

The Company terminated all employment agreements as of August 31, 2017. The Company, upon sufficient additional funding, will renegotiate employment agreements accordingly.

Stock Option Plan

On June 9, 2016, the Board of Directors approved the 2016 Stock Option Plan which reserved 20,000,000 shares of common stock.

The Company has granted options to an employee and to a consultant. Options activity for the three months ended November 30, 2017 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at August 31, 2017	4,000,000	$0.25

Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at November 30, 2017	4,000,000	$0.25	1.52	$369,200

Exercisable at November 30, 2017	4,000,000	$0.25

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, there were no pending or threatened lawsuits. The Company entered into a settlement agreement as follows:

On May 15, 2017, the Company entered into a settlement agreement with Arthur G. Mikaelian (a/k/a Arthur Grant Mikaelian, Artur Mikaelian, collectively, “Mikaelian”), the Irrevocable de Fidecomison Confianza General De Familiar Artur Mikaelian (the “Mikaelian Trust”), Artur Mikaelian, Jr., Tigran Mikaelian, Grant Mikaelian, Armani Minasyan, Medolife Corp. (“Medolife”), and Alkmini Anastasiadou (“Anastasiadou”). Mikaelian, a former officer of the Company, the other parties, and the Company finalized a settlement to sever all ties between the Company and all other parties (the “Settlement Agreement”). Mikaelian had a financial obligation to Anastasiadou, which was unrelated to the Company. The Settlement Agreement provided the following: a) full release between all parties, b) all common stock of the Company held by all parties, excluding Anastasiadou (as they did not hold any common stock of the Company) would be returned to the Company as treasury stock (the “Treasury Stock”), and c) the Company would assume the debt of Mikaelian to Anastasiadou, as settlement between them, of $322,000, in a promissory note (the “Anastasiadou Note”). The Treasury Stock would be held in escrow until the Anastasiadou Note is paid in full by the Company, which then would be retired by the Company. The Treasury Stock is 4,794,000 shares which, as of November 30, 2017, constitutes 7.25% of the outstanding common stock of the Company. The terms of the Anastasiadou Note are 3% interest, with installment payments of $5,000 monthly beginning June 1, 2017 with payment in full by December 31, 2017. On December 27, 2017, the Company and Anastasiadou executed a replacement promissory note (the “Anastasiadou Replacement Note”) which modified the monthly payments to $7,000 beginning on January 1, 2018 with a balloon payment on July 1, 2018. See Note 3.

Lease Commitment

On February 1, 2016, the Company entered into a lease space effective June 1, 2016 through May 30, 2018. Lease payments of $750 per month payable in advance on the first day of each month.

Future minimum lease payments are as follows:

2018	$4,500
2019	-
2020	-
2021	-
2022	-
Future	-
Total	$4,500

Rent expense for the three months ended November 30, 2017 and 2016 was $2,250 and $2,250, respectively.

NOTE 7 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) for the United States. No amounts exceeded federally insured limits as of November 30, 2017. There have been no losses in these accounts through November 30, 2017.

Concentration of Intellectual Property

The Company owns or has filed for the trademarks “Dr. Geoff’s Real Pet Food” as filed with the United States Patent and Trademark Office. The Company impaired the assets during the year ended August 31, 2017.

NOTE 8 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of November 30, 2017 and August 31, 2017 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk-free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note
	Inception	August 31,	November 30,
	Date	2017	2017
Volatility	180% - 350%	291%	190%
Expected Term	0.75 - 0.88 years	0.33 - 0.88 years	0.5 - 1.02 years
Risk-Free Interest Rate	1.07% - 1.40%	1.23%	1.44%

The following reflects the initial fair value on the note inception date and changes in fair value through August 31, 2017:

Note inception date fair value allocated to debt discount	$111,004
Change in fair value in fiscal year 2017	(8,627)
Embedded conversion option derivative liability fair value on August 31, 2017	102,377
Note inception date fair value allocated to debt discount	158,790
Change in fair value in fiscal year 2018	186,459
Embedded conversion option derivative liability fair value on November 30, 2017	$447,626

NOTE 9 – SUBSEQUENT EVENTS

On December 1, 2017, the Company has 49,080 shares of common stock issuable to the Company’s legal counsel.

On December 27, 2017, the Company and Anastasiadou executed the Anastasiadou Replacement Note which modified the monthly payments to $7,000 beginning on January 1, 2018 with a balloon payment on July 1, 2018.

On January 1, 2018, the Company has 73,828 shares of common stock issuable to the Company’s legal counsel.

On January 5, 2018, the Company executed a $135,000 convertible note. The note matures on January 5, 2019 and bears interest of 12% which accrues. The conversion feature provides for a discount of 40%.

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

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the “Risk Factors” section of and elsewhere in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017 and in our subsequent filings with the Securities and Exchange Commission. The following discussion of our results of operations should be read together with our financial statements and related notes included elsewhere in this report.

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

Results of Operations

For the three months ended November 30, 2017 and 2016

Revenue

The Company has no revenues for the three months ended November 30, 2017 and 2016.

Operating expenses

For the three months ended November 30, 2017 we incurred $193,310 in operating expenses as compared to $19,113,466 in operating expenses we incurred for the three months ended November 30, 2016. Operating expenses for the three months ended November 30, 2017 decreased primarily due to the decrease in stock-based compensation and decrease in salary expense of $137,500. Stock-based compensation made up $75,751 and $18,793,439 of operating expenses for the three months ended November 30, 2017 and 2016, respectively.

Net loss

We incurred a net loss of $466,660 for the three months ended November 30, 2017 as compared to $19,115,632 for the three months ended November 30, 2016. Net loss for the three months ended November 30, 2017 decreased primarily due to the decrease in stock-based compensation. Additionally, the Company incurred approximately $87,000 in interest expense and $186,500 in change in derivatives due to debt financing for the three months ended November 30, 2017.

Liquidity and Capital Resources

We used cash in operations of $119,942 for the three months ended November 30, 2017 compared to cash used in operations of $182,528 for the three months ended November 30, 2016. The negative cash flow from operating activities for the three months ended November 30, 2016 is attributable to general and administrative costs such as professional fees and travel. Cash used in operations for the three months ended November 30, 2017 is attributable to the Company’s net loss of $466,660 offset primarily by change in derivative liabilities.

We used cash in investing activities of $0 and $0 for the three months ended November 30, 2017 and 2016, respectively.

We had cash provided by financing activities of $120,000 for the three months ended November 30, 2017, compared to $210,352 for the three months ended November 30, 2016. During the three months ended November 30, 2017, the Company paid $15,000 on a note payable and received $135,000 from convertible notes payable.

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

Going Concern

The Company has no revenues for the three months ended November 30, 2017, has a net loss for the three months ended November 30, 2017 of $466,660, and working capital deficit as of November 30, 2017 of $1,772,359, and used cash in operations of $107,867 for the three months ended November 30, 2017. In addition, as of November 30, 2017, the Company had a stockholders’ deficit and accumulated deficit of $1,772,359 and $30,854,840, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended August 31, 2017, included in our Annual Report on Form 10-K as filed on December 14, 2017, for a discussion of our critical accounting policies and estimates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending November 30, 2017, the Company issued the following unregistered securities. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

During the three months ended November 30, 2017, the Company issued 109,115 common shares valued at $12,000 for legal services.

On December 1, 2017, the Company has 49,080 shares of common stock issuable to the Company’s legal counsel.

On January 1, 2018, the Company has 73,828 shares of common stock issuable to the Company’s legal counsel.

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

Dated: January 22, 2018	PetLife Pharmaceuticals, Inc.
(the registrant)

	By:	/s/ Ralph T. Salvagno
Ralph T. Salvagno
Chief Executive Officer and Chief Financial Officer

