Form 10-Q
period 2018-02-28
PetLife Pharmaceuticals, Inc.
filed 2018-07-17
CIK 1354591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52445

PetLife Pharmaceuticals, Inc.

(Name of registrant as specified in its charter)

Nevada	33-1133537
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8033 Sunset Boulevard Los Angeles, CA	90046
(Address of principal executive offices)	(Zip Code)

(424) 216-6807

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

The number of shares of the registrant’s common stock issued, issuable, and outstanding as of July 9, 2018 was 196,751,735 shares.

PETLIFE PHARMACEUTICALS, INC.

FORM 10-Q

FEBRUARY 28, 2018

PART I. Financial Information

Item 1. Financial Statements

PETLIFE PHARMACEUTICALS, INC.

and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

	February 28, 2018	August 31, 2017

ASSETS
Current assets
Cash	$7,856	$54,254
Prepaid expense	-	750
Total current assets	7,856	55,004

Total assets	$7,856	$55,004

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Convertible notes payable, net of discounts	$212,928	$57,318
Notes payable	278,000	312,000
Notes payable to related parties, net of discounts	299,226	336,358
Due to shareholder	10,000	10,000
Loan from officer	11,500	11,500
Accounts payable	295,061	307,478
Accounts payable to related parties	2,000	70,000
Accrued expenses	233,897	223,897
Accrued expenses to related parties	52,965	5,526
Derivative liabilities	585,393	102,377

Total current liabilities	1,980,970	1,436,454

Total liabilities	1,980,970	1,436,454

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,250,000 and 3,250,000 shares issued and outstanding at February 28, 2018 and August 31, 2017, respectively	3,250	3,250
Common stock, $0.001 par value, 750,000,000 shares authorized, 80,256,702 and 73,842,320 shares issued, issuable, and outstanding at February 28, 2018 and August 31, 2017, respectively	80,257	73,842
Additional paid-in capital	29,225,283	28,929,638
Accumulated deficit	(31,281,904)	(30,388,180)
Total stockholders’ deficit	(1,973,114)	(1,381,450)

Total liabilities and stockholders’ deficit	$7,856	$55,004

See accompanying notes to unaudited condensed consolidated financial statements.

PETLIFE PHARMACEUTICALS, INC.

and Subsidiary

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	February 28,		February 28,
	2018	2017	2018	2017

Revenue, net	$-	$-	$-	$-

Operating expenses
General and administrative	142,560	42,202	260,121	362,231
Stock-based compensation	40,110	1,212,735	115,859	20,006,174

Operating loss	(182,670)	(1,254,937)	(375,980)	(20,368,405)

Other income (expense)
Interest expense	18,928	(11,844)	(28,819)	(14,010)
Loss on settlement of debt	(113,903)	-	(113,903)	(10,000)
Loss on stock for services	140	-	140	-
Change in derivatives	(48,599)	-	(235,058)	-
Debt discount amortization	(63,104)	(50,000)	(140,104)	(50,000)

Net loss	$(427,064)	$(1,316,781)	$(893,724)	$(20,442,415)

Net loss per share - basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.61)

Weighted average number of shares outstanding - basic and diluted	74,454,786	44,582,921	74,433,637	33,418,033

See accompanying notes to unaudited condensed consolidated financial statements.

PETLIFE PHARMACEUTICALS, INC.

and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended February 28,

(unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(893,724)	$(20,442,415)
Adjustments to reconcile net loss to net cash used in operations:
Loss on settlement of debt	113,903	10,000
Debt discount amortization	140,104	50,000
Change in derivative liability	235,058	-
Stock compensation	115,859	20,006,174
Changes in operating assets and liabilities:
Prepaid expenses	750	(212,933)
Accounts payable and accrued expenses	(2,415)	(100,235)
Accounts payable and accrued expenses to related parties	8,068	350,000
Net cash used in operating activities	(282,396)	(339,409)

Cash flows from financing activities:
Proceeds from convertible note payable	270,000	92,500
Proceeds from note payable to related party	-	246,182
Payments on notes payable	(34,000)
Net cash provided by financing activities	236,000	338,682

Net increase in cash	(46,396)	(727)

Cash at beginning of period	54,254	1,172

Cash at end of period	$7,856	$445

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Common stock for stock payable	$-	$2,697,667

See accompanying notes to unaudited condensed consolidated financial statements.

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2018

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of PetLife Pharmaceuticals, Inc. have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and done under §240.13(a) of the Securities Act. The results of operations for the interim period ended February 28, 2018 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending August 31, 2018. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended August 31, 2017, filed on December 14, 2017 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(unaudited)

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

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(unaudited)

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

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of February 28, 2018, tax years 2012 - 2017 remain open for IRS audit. The Company has received no notice of audit from the IRS for any of the open tax years.

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

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(unaudited)

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these audited financial statements that were considered significant by management were evaluated for the potential effect on these audited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these audited financial statements as presented and does not anticipate the need for any future restatement of these audited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to February 28, 2018 through the date these audited financial statements were issued.

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

NOTE 2 – GOING CONCERN

The Company has a net loss for the six months ended February 28, 2018 of $893,724 and working capital deficit as of February 28, 2018 of $1,973,114 and has used cash in operations of $282,396 for the six months ended February 28, 2018. In addition, as of February 28, 2018, the Company had a stockholders’ deficit and accumulated deficit of $1,973,114 and $31,281,904, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE AND RELATED PARTY NOTES PAYABLE

The Company has notes payable as of February 28, 2018 are as follows:

	February 28, 2018				August 31, 2017
Convertible notes		Debt				Debt
payable	Principal	Discount	OID	Principal	Principal	Discount	OID	Principal

Shelton Davis	$25,000	$-	$-	$25,000	$25,000	$-	$-	$25,000
Steven Sass	25,000	-	-	25,000	25,000	-	-	25,000
Luke Hoppel	50,150	(20,707)	-	29,443	75,000	(59,697)	(18,331)	(3,028)
PowerUp	53,000	(14,270)	-	38,730	53,000	(42,654)	-	10,346
Auctus	135,000	(99,269)	-	35,731	-	-	-	-
EMA	135,000	(75,976)	-	59,024	-	-	-	-
	$423,150	$(210,222)	$-	$212,928	$178,000	$(102,351)	$(18,331)	$57,318

On July 27, 2016, the Company executed a convertible promissory note with Shelton Avery Davis, as part of a private offering, for $25,000. The note has a maturity date of July 27, 2017 and bears interest of 10% which accrues. The note converts into common stock at $0.25 per share. As of February 28, 2018, $3,740 of interest has been accrued. On July 27, 2017, the note was extended to July 27, 2018.

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(unaudited)

On December 8, 2016, the Company executed a convertible promissory note with Steven Sass, as part of a private offering, for $25,000. The note has a maturity date of December 8, 2017 and bears interest of 10% which accrues. The note converts into common stock $0.25 per share. As of February 28, 2018, $3,069 of interest has been accrued.

On July 18, 2017, the Company executed a convertible promissory note with Luke Hoppel (“Hoppel”) for $75,000. The note has a maturity date of July 18, 2018 and bears interest of 8% which accrues. As of February 28, 2018, $3,715 of interest has been accrued. The note is convertible at 60% of the average of the three lowest daily traded prices during the 25 consecutive trading days immediately preceding the applicable conversion date. The shares were valued at $0.047 per share, or $20,752. On February 7, 2018, Hoppel converted $10,500 of principal into 2,000,000 shares of common stock valued at $0.019 per share, or $38,000. On February 23, 2018, Hoppel converted $14,350 of principal into 3,500,000 shares of common stock valued at $0.014 per share, or $49,000.

On August 28, 2017, the Company executed a convertible promissory note with PowerUp for $53,000. The note has a maturity date of May 30, 2018 and bears interest of 12% which accrues. As of February 28, 2018, $3,224 of interest has been accrued. The note is convertible at 58% of the average of the three lowest daily traded prices during the 10 consecutive trading days immediately preceding the applicable conversion date.

On November 6, 2017, the Company entered into a convertible promissory note for $135,000 with Auctus Fund, LLC (“Auctus”). The note matures on August 6, 2018 and bears interest of 12%. The conversion feature provides for a discount of 40% resulting in a debt discount of $135,000. The Company was required to issue 123,875 shares of common stock to Auctus which were an inducement for the financing. As of February 28, 2018, the 123,875 shares of common stock have not been issued and are valued at approximately $12,000. As of February 28, 2018, $5,104 of interest has been accrued.

On January 5, 2018, the Company entered into a convertible promissory note for $135,000 with EMA Financial, LLC (“EMA”). The note matures on January 5, 2019 and bears interest of 12%. The conversion feature provides for a discount of 40% resulting in a debt discount of $89,168. The Company issued 123,250 shares of common stock to EMA which were an inducement for the financing. The shares were valued at $6,150. As of February 28, 2018, $2,485 of interest has been accrued.

Note payable

On May 15, 2017, the Company entered into a settlement agreement with Arthur G. Mikaelian, et al (see Note 6 for all parties, the “Settlement Agreement”). Mikaelian had a financial obligation to Alkmini Anastasiadou (“Anastasiadou”), which was unrelated to the Company. As part of the Settlement Agreement, the Company would assume the debt of Mikaelian to Anastasiadou, as settlement between them, of $322,000, in a promissory note (the “Anastasiadou Note”). The terms of the Anastasiadou Note are 3% interest, with installment payments of $5,000 monthly beginning June 1, 2017 with payment in full by December 31, 2017. As of February 28, 2018, the balance of the note was $278,000 and the accrued interest was $7,296. In connection with the settlement, the Company issued $322,000 in notes payable, reversed accounts payable of $110,400 and recorded a loss of $211,600. On December 27, 2017, the Company and Anastasiadou executed a replacement promissory note (the “Anastasiadou Replacement Note”) which modified the monthly payments to $7,000 beginning on January 1, 2018 with a balloon payment on July 1, 2018.

The Company has notes payable to related parties, net of discounts, as of February 28, 2018 and August 31, 2017, as follows:

Notes payable to	February 28, 2018				August 31, 2017
related party, net of discounts	Principal	Debt Discount	OID	Principal	Principal	Debt Discount	OID	Principal

Ralph Salvagno (1)	$-	$-	$-	$-	$153,011	$-	$-	$153,011
Ralph Salvagno (1)	-	-	-	-	59,852	-	-	59,852
Ralph Salvagno (1)	-	-	-	-	24,830	-	-	24,830
Ralph Salvagno (1)	-	-	-	-	98,665	-	-	98,665
Ralph Salvagno	3,500	-	-	3,500	-	-	-	-
Ralph Salvagno	361,487	(65,761)	-	295,726	-	-	-	-
	$364,987	$(65,761)	$-	$299,226	$336,358	$-	$-	$336,358

(1)	The Company combined these notes into one note payable for $361,487.

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(unaudited)

On August 31, 2017, the Company executed a promissory note with Ralph Salvagno (“Salvagno”), the Company’s CEO and Director, for $153,011. The note is due on demand and bears interest at 2% per annum which accrues. See Note 4.

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

On May 31, 2017, the Company executed a promissory note with Salvagno for $98,664. The note converted various payables to Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. See Note 4.

On January 26, 2018, the Company executed a promissory note with Salvagno for $3,500 of accrued expenses related to expenses paid by Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. As of February 28, 2018, $13 of interest has been accrued.

On January 26, 2018, the Company executed a secured convertible promissory note with Salvagno for $361,487 which converted all of the promissory notes with Salvagno from August 31, 2016 through May 31, 2017, totaling $336,357, and accrued expenses related to expenses paid by Salvagno in the amount of $25,130. The note is convertible after six months from the date of the note or after ninety days following the removal of Salvagno as the CEO of the Company, which was done on March 22, 2018. The conversion terms are at the rate of $0.008 per share, based on a 20% discount on the date of this note. The Company recorded a discount for the beneficial conversion of $72,297 and recorded discount amortization of $6,536 for the period ended February 28, 2018. The note is secured by the assets of the Company. The note is due on January 26, 2019 and bears interest at 12% per annum which accrues. As of February 28, 2018, $4,041 of interest has been accrued. See Note 4.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended August 31, 2015, we received $10,000 from a shareholder advance which is unsecured, non-interest bearing, and due on demand. As of February 28, 2018, $10,000 remains outstanding.

As of February 28, 2018, the Company has a loan from an officer of $11,500. The loan is unsecured, non-interest bearing, and due on demand.

As of February 28, 2018, and August 31, 2017, there are related party accounts payable and accrued expenses of $54,965 and $75,526, respectively, related to payments, consulting services and accrued interest.

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

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(unaudited)

In February 2017, the Company entered into a consulting agreement for a spokesman for the PetLife pet foods division. The agreement is through January 2020. The Company issued 1,000,000 shares of restricted common stock which 27,778 shares of common stock vest every month. The shares of common stock were valued at $160,000 and $31,111 was recorded as stock-based compensation for the year ended August 31, 2017. The Company will record the remaining $128,889 over the service period or through January 2020. On March 25, 2018, the Company and Healthy Life Pets terminated this agreement. See Note 9.

On January 26, 2018, the Company executed a promissory note with Salvagno for $3,500 of accrued expenses related to expenses paid by Salvagno. The note is due on demand and bears interest at 4% per annum which accrues. As of February 28, 2018, $13 of interest has been accrued.

On January 26, 2018, the Company executed a secured convertible promissory note with Salvagno for $361,487 which converted all of the promissory notes with Salvagno from August 31, 2016 through May 31, 2017, totaling $336,357, and accrued expenses related to expenses paid by Salvagno in the amount of $25,130. The note is convertible after six months from the date of the note or after ninety days following the removal of Salvagno as the CEO of the Company, which was done on March 22, 2018. The conversion terms are at the rate of $0.008 per share, based on a 20% discount on the date of this note. The note is secured by the assets of the Company. The note is due on January 26, 2019 and bears interest at 12% per annum which accrues. As of February 28, 2018, $4,041 of interest has been accrued. See Note 3.

On January 30, 2018, the Company and Salvagno agreed to an amendment of Salvagno’s employment agreement. The amendment ratified his salary of $1 per year. Additionally, the amendment included a cash bonus of $100,000 per year of service (portions of a year are prorated) in the event of a change of control. As of March 22, 2018, the Company had a change of control. Therefore, on the date of the change of control, the Company would have a liability to Salvagno for $175,000 for his one year and nine months of service but, the Company and Salvagno agreed on a discounted liability of $80,000. See Notes 5 and 9.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue up to 50,000,000 shares of preferred stock, par value $0.001 per share. Each share of preferred stock is convertible into common stock on a one-for-one basis. As of February 28, 2018, there are 3,250,000 shares of preferred stock issuable, and outstanding.

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

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(unaudited)

Common Stock

The Company was authorized to issue up to 750,000,000 shares of common stock, par value $0.001 per share. Each outstanding share of common stock entitles the holder to one vote per share on all matters submitted to a stockholder vote. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

During the six months ended February 28, 2018, the Company issued or had issuable 349,594 common shares valued at approximately $24,000 for legal services and approximately $91,000 of stock-based compensation.

On January 19, 2018, the Company issued Hoppel 441,538 shares of common stock for a true up adjustment related to the original inducement for note payable.

Employment Agreements

On January 30, 2018, the Company and Salvagno agreed to an amendment of Salvagno’s employment agreement. The amendment ratified his salary of $1 per year. Additionally, the amendment included a cash bonus of $100,000 per year of service (portions of a year are prorated) in the event of a change of control. As of March 22, 2018, the Company had a change of control. Therefore, on the date of the change of control, the Company would have a liability to Salvagno for $175,000 for his one year and nine months of service but, the Company and Salvagno agreed on a discounted liability of $80,000. See Notes 4 and 9.

The Company terminated all employment agreements as of August 31, 2017. Subsequently, the Company negotiated a new employment agreement with Salvagno. The Company, upon sufficient additional funding, will renegotiate other employment agreements accordingly.

Stock Option Plan

On June 9, 2016, the Board of Directors approved the 2016 Stock Option Plan which reserved 20,000,000 shares of common stock.

The Company has granted options to an employee and to a consultant. Options activity for the six months ended February 28, 2018 is as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Terms	Value

Outstanding at August 31, 2017	4,000,000	$0.25	1.28	$-

Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-

Outstanding at February 28, 2018	4,000,000	$0.25	1.28	$-

Exercisable at February 28, 2018	4,000,000	$0.25

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, there were no pending or threatened lawsuits. The Company entered into a settlement agreement as follows:

On May 15, 2017, the Company entered into a settlement agreement with Arthur G. Mikaelian (a/k/a Arthur Grant Mikaelian, Artur Mikaelian, collectively, “Mikaelian”), the Irrevocable de Fidecomison Confianza General De Familiar Artur Mikaelian (the “Mikaelian Trust”), Artur Mikaelian, Jr., Tigran Mikaelian, Grant Mikaelian, Armani Minasyan, Medolife Corp. (“Medolife”), and Alkmini Anastasiadou (“Anastasiadou”). Mikaelian, a former officer of the Company, the other parties, and the Company finalized a settlement to sever all ties between the Company and all other parties (the “Settlement Agreement”). Mikaelian had a financial obligation to Anastasiadou, which was unrelated to the Company. The Settlement Agreement provided the following: a) full release between all parties, b) all common stock of the Company held by all parties, excluding Anastasiadou (as they did not hold any common stock of the Company) would be returned to the Company as treasury stock (the “Treasury Stock”), and c) the Company would assume the debt of Mikaelian to Anastasiadou, as settlement between them, of $322,000, in a promissory note (the “Anastasiadou Note”). The Treasury Stock would be held in escrow until the Anastasiadou Note is paid in full by the Company, which then would be retired by the Company. The Treasury Stock is 4,794,000 shares which, as of February 28, 2018, constitutes 7.25% of the outstanding common stock of the Company. The terms of the Anastasiadou Note are 3% interest, with installment payments of $5,000 monthly beginning June 1, 2017 with payment in full by December 31, 2017. On December 27, 2017, the Company and Anastasiadou executed a replacement promissory note (the “Anastasiadou Replacement Note”) which modified the monthly payments to $7,000 beginning on January 1, 2018 with a balloon payment on July 1, 2018. See Note 3.

Lease Commitment

On February 1, 2016, the Company entered into a lease space effective June 1, 2016 through May 30, 2018. Lease payments of $750 per month payable in advance on the first day of each month.

Future minimum lease payments are as follows:

2018	$2,250
2019	-
2020	-
2021	-
2022	-
Future	-
Total	$2,250

Rent expense for the six months ended February 28, 2018 and 2017 was $4,500 and $4,500, respectively.

NOTE 7 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) for the United States. No amounts exceeded federally insured limits as of February 28, 2018. There have been no losses in these accounts through February 28, 2018.

Concentration of Intellectual Property

The Company owns or has filed for the trademarks “Dr. Geoff’s Real Pet Food” as filed with the United States Patent and Trademark Office. The Company impaired the assets during the year ended August 31, 2017.

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(unaudited)

NOTE 8 – DERIVATIVES

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of February 28, 2018 and August 31, 2017 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk-free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note
	Inception	August 31,	February 28,
	Date	2017	2018
Volatility	180% - 350%	291%	294%
Expected Term	0.75 - 1.0 years	0.33 - 0.88 years	0.38 - 1.02 years
Risk-Free Interest Rate	0.83% - 1.40%	1.23%	0.88%

The following reflects the initial fair value on the note inception date and changes in fair value through February 28, 2018:

Note inception date fair value allocated to debt discount	$111,004
Change in fair value in fiscal year 2017	(8,627)
Embedded conversion option derivative liability fair value on August 31, 2017	102,377
Note inception date fair value allocated to debt discount	247,958
Change in fair value in fiscal year 2018	235,058
Embedded conversion option derivative liability fair value on February 28, 2018	$585,393

NOTE 9 – SUBSEQUENT EVENTS

On March 13, 2018, the Company entered into a consulting agreement with Delta 9 whereas Delta 9 was contracted to expand the PetLife Scorpion Ranch in Haiti. In conjunction with the agreement, the three controlling shareholders, Salvagno, Campbell and Ramana, individually assigned their ownership of the super voting preferred stock to Delta 9, which was not defined in the agreement. Additionally, 100,000,000 shares of common stock were issued to Delta 9. The three controlling shareholders were not compensated for assigning their shares of preferred stock to Delta 9. As a condition of the agreement, Delta 9 was required to provide the funding to complete the Haiti project. After the change of control, the Company provided to Delta 9 approximately $21,750 for the Haiti project. On April 9, 2018, the Company agreed to advance funds for expenses related to the Haiti operations until a later date, while acknowledging that these expenses were the obligations of Delta 9. Accordingly, on June 1, 2018, Delta 9 executed a promissory note to the Company for $21,750. On May 30, 2018, Delta 9 informed the Company that it was unable to perform its obligations under of the agreement. On June 4, 2018, the Company advised Delta 9 that the agreement between Delta 9 and the Company was terminated. On June 4, 2018, the Company entered into an agreement with Therapeutic Solutions Group, LLC (“TSG”). The terms and conditions of this agreement are substantially the same as the Delta 9 agreement, including assuming the promissory note for $21,750 between Delta 9 and the Company. See Notes 4 and 5.

As of March 22, 2018, the Company had a change of control. Therefore, on the date of the change of control, the Company will record a liability to Salvagno for $175,000 for his one year and nine months of service. See Note 4.

On March 22, 2018, Vyvyan Campbell resigned as a Director of the Company.

On March 22, 2018, Salvagno resigned as Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer, and Chairman of the Board of the Company.

On March 22, 2018, Laura De Leon Castro was appointed as President, Secretary, Treasurer, Chief Financial Officer, and Chairman of the Board of the Company.

On March 22, 2018, the Company entered into a convertible promissory note with Power Up for $78,000. The note is due December 30, 2018, bears interest of 12%. As of this filing, the Company is in default of this note therefore, the interest will increase to 22%.

On March 23, 2018, Hemingway Holdings, LLC purchased the remaining balance of the Hoppel convertible note for $60,000 (see Note 3).

On March 25, 2018, the Company and Healthy Life Pets terminated its agreement. The termination included the Company returning back to Healthy Life Pets all of the intellectual property that was acquired. In exchange, Healthy Life Pets returned back to the Company and 500,000 shares of common stock issued to date, which was required to be returned to treasury stock, which, as of the date of this report, has not been done.

PETLIFE PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

February 28, 2018

(unaudited)

On May 11, 2018, the Company executed a convertible promissory note for $30,500 with Power Up. The note, as of the date of this filing has not been funded due to required conditions not being met, which not be met until after this filing is complete. The note bears interest at 12% per year and is due on February 28, 2019.

On May 30, 2018, Laura De Leon Castro resigned all of her positions with the Company.

On May 30, 2018, Sebastian Serrell-Watts was appointed as President, Secretary, Treasurer, Chief Financial Officer, and Chairman of the Board of the Company.

On June 1, 2018, the Company executed a promissory note with Delta 9 whereas Delta 9 owes the Company $21,750 in lieu of funds advanced to Delta 9 for expenses which, as stated herein, were to be borne by Delta 9. The note is due on September 1, 2018 and accrues interest at a rate of 5%.

On June 4, 2018, the Company terminated the agreement with Delta 9. All stock owned by Delta 9, consisting of 100,000,000 shares of common stock, is to be returned to the Company for cancellation and recorded as treasury stock.

On June 4, 2018, the Company entered into a consulting agreement with Therapeutic Solutions Group, LLC (“TSG”), a Wyoming corporation, to perform the same tasks as Delta 9 had agreed to perform. The agreement is valid until all services have been provided to the Company or terminated by either party, whichever comes first. The agreement provides to TSG 100,000,000 shares of common stock thereby causing TSG to be holding the control block of the Company. TSG also agreed to assume the liability of the promissory note of Delta 9 for $21,750.

On June 27, 2018, the Company, with TSG, executed a joint venture agreement with Hemp, Inc., which included a ten-year land lease for 500 acres in North Carolina to grow hemp. The Company will receive 49% of the sales and has no cash exposure in 2018.

As of July 1, 2018, the Company has approximately 2,532,035 common shares issuable for legal services.

The Company is in process of determining the appropriate accounting for the change in control related to Delta 9 and TSG.

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

Results of Operations

For the three months ended February 28, 2018 and 2017

Revenue

The Company has no revenues for the three months ended February 28, 2018 and 2017.

Operating expenses

For the three months ended February 28, 2018 we incurred $182,670 in operating expenses as compared to $1,254,937 in operating expenses we incurred for the three months ended February 28, 2017. Operating expenses for the three months ended February 28, 2018 decreased primarily due to the decrease in stock-based compensation. Stock-based compensation made up $40,110 and $1,212,735 of operating expenses for the three months ended February 28, 2018 and 2017, respectively.

Net loss

We incurred a net loss of $427,064 for the three months ended February 28, 2018 as compared to $1,316,781 for the three months ended February 28, 2017. Net loss for the three months ended February 28, 2018 decreased primarily due to the decrease in stock-based compensation.

For the six months ended February 28, 2018 and 2017

Revenue

The Company has no revenues for the six months ended February 28, 2018 and 2017.

Operating expenses

For the six months ended February 28, 2018 we incurred $375,980 in operating expenses as compared to $20,368,405 in operating expenses we incurred for the six months ended February 28, 2017. Operating expenses for the six months ended February 28, 2018 decreased primarily due to the decrease in stock-based compensation of $19,918,425. Stock-based compensation made up $115,859 and $20,006,174 of operating expenses for the six months ended February 28, 2018 and 2017, respectively.

Net loss

We incurred a net loss of $893,724 for the six months ended February 28, 2018 as compared to $20,442,415 for the six months ended February 28, 2017. Net loss for the six months ended February 28, 2018 decreased primarily due to the decrease in stock-based compensation.

Liquidity and Capital Resources

We used cash in operations of $282,396 for the six months ended February 28, 2018 compared to cash used in operations of $339,409 for the six months ended February 28, 2017. The negative cash flow from operating activities for the six months ended February 28, 2017 is attributable to general and administrative costs such as professional fees and travel. Cash used in operations for the six months ended February 28, 2018 is attributable to the Company’s general and administrative expenses for the period then ended February 28, 2018.

We used cash in investing activities of $0 and $0 for the six months ended February 28, 2018 and 2017, respectively.

We had cash provided by financing activities of $236,000 for the six months ended February 28, 2018, compared to $338,682 for the six months ended February 28, 2017. During the six months ended February 28, 2018, the Company paid $34,000 on a note payable and received $270,000 from convertible notes payable.

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

Going Concern

The Company has no revenues for the six months ended February 28, 2018, has a net loss for the six months ended February 28, 2018 of $893,724, and working capital deficit as of February 28, 2018 of $1,973,114, and used cash in operations of $282,398 for the six months ended February 28, 2018. In addition, as of February 28, 2018, the Company had a stockholders’ deficit and accumulated deficit of $1,973,114 and $31,281,904 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings in which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficiary of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us, except as follows:

Our property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

Not required by smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending February 28, 2018, the Company issued the following unregistered securities. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, Regulation D promulgated thereunder as there was no general solicitation, and the transactions did not involve a public offering.

During the six months ended February 28, 2018, the Company issued 349,594 common shares valued at $24,000 for legal services.

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

Dated: July 17, 2018	PetLife Pharmaceuticals, Inc.
(the registrant)

	By:	/s/ Sebastian Serrell-Watts
Sebastian Serrell-Watts
Chief Executive Officer and Chief Financial Officer

